Form 10-Q
period 1995-09-30
CINEMA PLUS LP
filed 1995-11-13
CIK 822368

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1995

                             OR

  ___ Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934
    For the transition period from __________to__________

               Commission File Number 0-17469

                      CINEMA PLUS, L.P.
(Exact name of registrant as specified in its certificate of
                    Limited Partnership)

          Delaware                      13-3437795
 (State or other jurisdiction of              (IRS Employer
 incorporation or organization)          Identification No.)

   1100 Avenue of the Americas, New York, New York   10036
   (Address of principal executive offices)     (Zip Code)

                       (212) 512-1000

    (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No____

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            INDEX

                                             PAGE


Balance Sheets at September 30, 1995 and December 31,
1994............3

Statements of Operations for the Three and Nine Months Ended
      September 30, 1995 and
1994........................................................
 ...4

Statements of Cash Flows for the Nine Months Ended
      September 30, 1995 and
1994........................................................
 ...5

Notes to Financial
Statements..................................................
 ...............6




                      CINEMA PLUS, L.P
              (A Delaware Limited Partnership)
                       BALANCE SHEETS
                          Unaudited
                       (000's Omitted)


                                Unaudited
                                September    December
                                30,         31,
                                         1           1
                                995         994
ASSETS
Cash and Cash Equivalents                $           $
                                        87         359
Short-Term Investments               2,333       2,746
Receivable from HBO (Note 2)           418       1,380
Assured Return of Film
Investment Payment
   Receivable (Note 4)              21,852      20,684
Motion Picture Production
Costs, net of
   accumulated amortization of
$97,226 and
    $96,814, respectively
                                     1,034       1,609

                       Total             $           $
Assets                              25,724      26,778

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 84         207
  Payable to General Partners          708         929
(Note 5)
  Deferred Revenue                      83          60
  Payable to HBO (Notes 3 & 4)
                                     4,919       6,000
                      Total              $           $
Liabilities                          5,794       7,196

Partners' Capital (Note 7):
  General Partners                       $           $
                                     (176)       (180)
   Limited Partners
                                    20,106      19,762

                       Total             $           $
Partners' Capital                   19,930      19,582

                       Total
Liabilities and Partners'
                                         $           $
Capital                             25,724      26,778

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net income per unit)
                          Unaudited

                                                        For
the Three Months     For the Nine Months

Ended September 30,    Ended September 30,
                                                        1995
1994    1995                 1994
Net Revenue from Motion
Pictures
    (Note 7)                  $       $      $       $
                            218   1,072    655   2,285

Expenses:
    Motion Picture          122     852    412   1,796
Production Costs
    Professional and
Other Fees                   86      85    262     273

                            208     937    674   2,069

Income (Loss) from
Operations                   10     135   (19)     216

Assured Return of Film
Investment
  Payment (Note 4)          324     205  1,168   1,060
HBO Interest Recoupment    (39)   (138)  (247)   (182)
(Note 4)
Interest Expense (Notes    (56)    (79)  (202)   (232)
3 & 6)
Interest Income
                             28      20     85      54

Net Income                    $       $      $       $
                            267     143    785     916

Net Income Attributable
to General
  Partners                    $       $      $       $
                              3       1      8       9
Net Income Attributable
to Limited
  Partners                    $       $      $       $
                            264     142    777     907

Net Income Per Unit of
Limited
  Partnership Interest        $       $      $       $
(43,286 units)             6.10    3.27  17.95   20.96

     See accompanying notes to the financial statements.


                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                          Unaudited
                       (000's Omitted)

For the Nine Months Ended September 30,

1995                            1994
Operating Activities:
Net Income                                   $           $
                                           785         916
Adjustments to Reconcile Net
Income to Net
   Cash Provided by Operating
Activities:
    Decrease in Receivable from            962          76
HBO
    Increase in Assured Return of
Film Investment
      Payment Receivable               (1,168)     (1,060)
    Decrease in Motion Picture             163         199
Production Costs
    Amortization of Motion
Picture Production
       Costs                               412       1,796
    Decrease in Accrued Expenses
and Accounts
        Payable                          (123)       (129)
     Decrease in Payable to              (221)       (227)
General Partners
     Increase (Decrease) in
Deferred Revenue                            23       (804)
        Net Cash Provided by
Operating Activities                       833         767

Investing Activities:
Purchase of Short-Term                 (5,245)     (4,636)
Investments
Redemption of Short-Term
Investments                              5,658       4,601
        Net Cash Provided (Used)
by Investing
            Activities
                                           413        (35)
Financing Activities:
Decrease in Payable to HBO
                                       (1,081)     (1,106)
Distributions Paid to Partners
                                         (437)          --

        Net Cash Used by
Financing Activities                   (1,518)     (1,106)
Decrease In Cash and Cash                (272)       (374)
Equivalents
Cash and Cash Equivalents at
beginning of year                          359         403
Cash and Cash Equivalents at end             $           $
of period                                   87          29

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial reporting.  They do not include all information and footnotes required by

generally accepted accounting principles for complete

financial statements.  The information furnished includes

all adjustments of a normal recurring nature which are, in

the opinion of management, necessary to present fairly the

Partnership's financial position as of September 30, 1995

and the results of its operations and changes in cash flows

for the periods ended September 30, 1995 and 1994.  Results

of operations for the period ended September 30, 1995 are

not necessarily indicative of the results that may be

expected for the entire year.

2.  Receivable from HBO

     (a)  Network Receivable from HBO

    Pursuant to the HBO License Agreement, the Partnership

has granted domestic network television distribution rights

in the Films to HBO, and HBO has caused such rights to be

licensed to Warner Bros.  HBO and Warner Bros. receive in

the aggregate a distribution fee of no more than 20% of the

gross proceeds received from the exploitation

of their network television distribution rights in each

Film.  The remaining revenues, less distribution expenses

and guild residuals, are remitted to the Partnership.

During the nine month period ended September 30, 1995, the

Partnership received $848,000 with respect to "Ricochet."

As of September 30, 1995, $403,000 is recorded as a network

receivable from HBO with respect to the Film "Ricochet."

     (b)  Syndication Receivable from HBO

    Domestic syndication television rights in the Films are

licensed by HBO (or  a subdistributor designated by HBO) on

behalf of the Partnership.  HBO and its subdistributor, if

any, receive distribution fees aggregating no more than

37.5% of the gross receipts from such license.  Gross

receipts less distribution fees and expenses and guild

residuals are remitted to the Partnership.  During the nine

month period ended September 30, 1995, the Partnership

received $l49,000 with respect to "Switch."  During the nine month period ended September 30, 1995, the Partnership

recognized net revenue from syndicated television of

$27,000.  As of September 30, 1995, $7,000 is recorded as a

syndication receivable from HBO.

(c)  Foreign Receivable from HBO

    As the HBO Commitment with respect to "Richochet" has

been fully repaid, any future foreign receipts for this Film shall be remitted to the Partnership net of any guild

residuals, distribution fees and expenses.  As of September

30, 1995, $8,000 is recorded as a foreign receivable from

HBO.

3.  Payable to HBO

    The payable to HBO at September 30, 1995 and December

31, 1994 (including accrued interest) consists of the

following amounts:


                                9/30/95     12/31/94


HBO Commitment                           $           $
                                   638,000   1,276,000
Shortfall Production Advance             0     728,000
Print and Advertising              238,000     236,000
Expenditures
HBO Interest Recoupment (See     3,997,000   3,750,000
Note 4)
Net Domestic Video
                                    46,000      10,000

Total                                    $           $
                                 4,919,000   6,000,000


    (a)  HBO Commitment

    During the nine month period ended September 30, 1995,

an aggregate of $662,000 (including interest) of the HBO

Commitments with respect to "Don't Tell Mom," "Mom and Dad

Save the World" and "Ricochet" was repaid from net Foreign

Distribution Advances with respect to these Films.  The HBO

Commitment with respect to "Ricochet" has been fully repaid

as of September 30, 1995.  In addition, interest was accrued in the amount of $182,000 for the nine months ended

September 30, 1995.  Based upon current revised estimates of ultimate net foreign revenues, the Partnership's Payable to

HBO has been (reduced) by an additional ($174,000) for "Mom

and Dad Save the World" and increased by an additional

$16,000 for "Don't Tell Mom" during the nine months ended

September 30, 1995, with a corresponding (reduction)

increase to the capitalized Motion Picture Production Costs

of these Films.

    (b)  Shortfall Production Advance

    During the nine month period ended September 30, 1995,

the Partnership repaid $753,000 (including interest) of the

Shortfall Production Advance to HBO from the net

domestic video and network revenue received with respect to

the Film "Ricochet."  As of September 30, 1995 HBO has fully recouped this loan.

    (c)  Print and Advertising Expenditures

    During the nine month period ended September 30, 1995,

the Partnership recognized $9,000 from the domestic

theatrical distribution of its Films, all of which has been

applied to the payable of print and advertising expenditures incurred to date.  In addition, during the nine months ended

September 30, 1995, the Partnership increased its payable

for  print and advertising expenses incurred for the Film

"Mom & Dad Save the World" in the amount of $11,000

(including interest) to HBO primarily due to net domestic

video returns with respect to that Film.

    (d)  Net Domestic Video

    During the nine month period ended September 30, 1995,

the Partnership received $40,000 from the net domestic video distribution of all of its Films and recognized net expenses of $16,000 from the net domestic video distribution of all

of its Films.  In addition, during the nine months ended

September 30, 1995, the Partnership reduced its payable to

HBO by $20,000 due to net domestic video returns.

4.  Assured Return of Film Investment Payment and the HBO

Interest Recoupment

    Based on the anticipated performance of each of the

four Films in release at September 30, 1995, it is expected

that HBO will be required to make an Assured Return of Film

Investment Payment ("ARFIP") with respect to each of these

Films.  Accordingly, $21,852,000 (amount present valued) was recorded by the Partnership as a receivable from HBO in the

accompanying financial statements as of September 30, 1995.

    With respect to any Film for which an ARFIP is made,

HBO will be thereafter entitled to receive from the

Partnership any additional revenues received by the

Partnership with respect to that Film until the entire

amount of such ARFIP has been recouped by HBO.  If HBO has

not recouped this ARFIP for a Film by July 1999, the

Partnership will be required to pay to HBO at that time an

amount (the "HBO Interest Recoupment") equal to the lesser

of: (a) the sum of the unrecouped ARFIP and the non-standard television residuals for such Film or (b) the Per Film

Interest (as defined below).  "Per Film Interest" represents the interest income earned on Partnership funds awaiting

investment in Films divided by the four Partnership Films.

Accordingly, an HBO Interest recoupment in the amount of

$3,997,000 (amount present valued) has been recorded by the

Partnership and included in the Payable to HBO in the

accompanying financial statements as of September 30, 1995.

5.  Payable to General Partners

    A portion of the Production and Overhead Fee is paid to

the General Partners in accordance with a set schedule.

Interest accrues on the balance at a rate equal to the

interest rate earned by the Partnership on the short-term

investment of its funds.  Accordingly, as of September 30,

1995, $708,000 is recorded as a Payable to General Partners

in the accompanying financial statements.

6.  Supplemental Disclosure of Cash Flow Information

    The Partnership paid $323,000 and $266,000 of interest

in the nine months ended September 30, 1995 and 1994,

respectively.







7.  Current Operations

    The Partnership has financed four Films.  All of these

Films have completed their domestic theatrical and initial

video releases and are being distributed in various

ancillary media.  No other films will be financed by the

Partnership.

    During the nine months ended September 30, 1995, the

Partnership recognized net revenue (expense) in the amounts

of $9,000, $648,000, $27,000 and ($16,000) with respect to

the domestic theatrical, foreign, syndication and net

domestic video markets,

respectively, of its Films.  During the nine months ended

September 30, 1995, the third party participation expense

for "Don't Tell Mom" was increased by $13,000 thereby

decreasing the Partnership's net revenue for the period.

    For the purpose of computing net income per unit, the

income has been allocated 99% to the limited partners and 1%

to the Administrative General Partner.

8.  Additional Information

    Additional information, including the audited 1994

Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1994 on

file with the Securities and Exchange Commission.

9.  Legal Proceedings

   On August 14, 1995 a lawsuit styled as a class action was

filed by two holders of

Cinema Plus limited partnership units in the United States

District Court of the Western District of Pennsylvania

against HBO Film Management, Inc. and Entertainment Finance

Services, Inc., the general partners of Cinema Plus, Home

Box Office, [Inc.], and Kidder, Peabody & Co., Incorporated

and Smith Barney Inc., two of the underwriters of the

original sale of limited partnership units of Cinema Plus.

Cinema Plus has not been named as a defendant in the

lawsuit.  The lawsuit alleges various violations of law by

the defendants in connection with the original sale of

limited partnership units of Cinema Plus and the subsequent

operation of Cinema Plus.  The defendants believe the

lawsuit to be without merit and are vigorously defending it.

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results

    of Operations

a.  Financial Condition

   As of September 30, 1995, the Partnership held cash and

cash equivalents of $87,000 and short-term investments of

$2,333,000.

   The Partnership invested in the production of four Films.

As of September 30, 1995, an aggregate of $98,260,000

(including the HBO Commitments) had been incurred toward the production and theatrical release of these Films.

   Prior to the receipt of the ARFIP receivable, no

significant cash outlays are expected to be made by the

Partnership other than its operating expenses and the

satisfaction of the Partnership's payables to HBO (except

for the HBO Interest Recoupment).  Subsequent to the receipt of the ARFIP in 1998 and 1999, additional cash outlays are

expected to be made to HBO for payment of the HBO Interest

Recoupment, as well as to pay the Partnership's operating

expenses and to make distributions to partners.

   As of September 30, 1995, the Partnership's net payable

to HBO totaled $4,919,000.  Of this amount, $3,997,000

relates to the HBO Interest Recoupment which is not payable

until one month after the last ARFIP proceeds are received

from HBO.  Based on current estimates of ultimate net

revenues, it is anticipated that the remainder of the

payable to HBO at September 30, 1995 will be substantially

repaid to HBO within the next two years.



   Since the Partnership is not anticipating significant

future revenues (other than those used to repay HBO) until

the Assured Return of Film Investment Payments are received

from HBO in 1998 and 1999, the Partnership's future

operating expenses are expected to be met from current cash

and short-term investments.  Management believes that the

cash and short-term investments held at September 30, 1995

are sufficient to meet its liquidity needs without the need

to obtain external financing from a third party or its

General Partners.  Cash distributions will be made only as

signficant cash becomes available from the exploitation of

the Films in excess of the payables due to HBO or as the

Assured Return of Film Investment Payments are received from

HBO.

b.  Results of Operations

   For the three month period ended September 30, 1995, the

Partnership recorded net revenue of $218,000 due primarily

to the performance of its Films in the foreign markets

offset by related Motion Picture Production Costs of

$122,000.  For the three months ended September 30, 1995,

the Partnership recorded an increase in the Assured Return

of Film Investment Payment of $324,000 primarily due to the

decrease in the discount period.  The Partnership recorded

HBO Interest Recoupment expense of $39,000 due primarily to

the decrease in the discount period.

   For the three month period ended September 30, 1994, the

Partnership recorded net revenue of $1,072,000 due primarily to the performance of its Films in the foreign markets.

These revenues were offset by related Motion Picture

Production Costs of $852,000.  In addition, the Partnership

recorded an increase in the Assured Return of Film

Investment Payment of $205,000 due primarily to the decrease in the discount period, offset, in part, by an increase in

ultimate net expense projections with respect to "Ricochet."

The Partnership recorded HBO Interest Recoupment expense of

$138,000 due to the decrease in the discount period and to a decrease in ultimate net expense projections with respect to

"Don't Tell Mom."

   For the nine month period ended September 30, 1995, the

Partnership recorded net revenue of $655,000 due primarily

to the performance of its Films in the foreign markets

offset by related Motion Picture Production Costs of

$412,000.  For the nine months ended September 30, 1995, the

Partnership recorded an increase in the Assured Return of

Film Investment Payment of $1,168,000 primarily due to the

decrease in the discount period.  The Partnership recorded

HBO Interest Recoupment expense of $247,000 due primarily to the decrease in the discount period.

   For the nine month period ended September 30, 1994, the

Partnership recorded net revenue of $2,285,000 due primarily to the performance of its Films in the foreign markets.

These revenues were offset by related Motion Picture

Production Costs of $1,796,000. In addition, the Partnership recorded an increase in the Assured Return of Film

Investment Payment of $1,060,000 and recorded HBO Interest

Recoupment expense of $182,000, both due primarily to the

decrease in the discount period.

                  PART II-OTHER INFORMATION

Item 1.      Legal Proceedings

     On August 14, 1995 a lawsuit styled as a class action was filed by two holders of
     Cinema Plus limited partnership units in the United
     States District Court of the Western District of
     Pennsylvania against HBO Film Management, Inc. and
     Entertainment Finance Services, Inc., the general partners of Cinema Plus, Home Box Office, [Inc.], and
     Kidder, Peabody & Co., Incorporated and Smith Barney
     Inc., two of the underwriters of the original sale of limited partnership units of Cinema Plus. Cinema Plus has not been named as a defendant in the lawsuit. The lawsuit alleges various violations of law by the defendants in connection with the original sale of limited partnership units of Cinema Plus and the subsequent operation of Cinema Plus. The defendants believe the lawsuit to be without merit and are vigorously defending it.

Item 2.  Changes in Securities
     None

Item 3.Defaults Upon Senior Securities
     None

Item 4.Submission of Matters to a Vote of Security Holders
     None

Item 5.      Other Information
     None

Item 6.Exhibits and Reports on Form 8-K
     A).  Exhibits

                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER

                  27                 Financial Data Schedule

     B).  The Partnership did not file any reports on Form 8-
K during the quarter                           ended
September 30, 1995.

                         SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CINEMA PLUS, L.P.
                              a Delaware Limited Partnership

                              By:     Entertainment Finance
Services, Inc.,
                                         as Administrative
General Partner




November 10, 1995             By:  /s/ Bradley J. Wechsler
     Date                          Bradley J. Wechsler
                                   President