Form 10-K
period 1995-12-31
CINEMA PLUS LP
filed 1996-03-28
CIK 822368

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
 [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                             OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                          REQUIRED]

For Fiscal Year Ended                        Commission File
December 31, 1995                       Number 0-17469

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

Registrant's telephone number, including area code: (212) 512-
1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   x      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       [x]


   As of March 15, 1996, there were 43,286 units of limited partnership interests outstanding, all held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading market for the units.

                           PART I.

Item 1.  Business.

Formation.

   Cinema Plus, L.P. (the "Partnership")  is a Delaware

limited partnership which was formed to finance, own and

exploit through various distribution arrangements English

language feature-length theatrical motion pictures ("Films"

or "Partnership Films").  The Partnership was organized

under the laws of the State of Delaware on September 10,

1987.  HBO Film Management, Inc., a Delaware corporation

wholly owned by Time Warner Operations Inc. ("Time Warner"),

is the managing general partner (the "Managing General

Partner") of the Partnership.  Entertainment Finance

Services, Inc., a Delaware corporation, is the

administrative general partner (the "Administrative General

Partner") of the Partnership.  The Managing General Partner

and the Administrative General Partner are sometimes

collectively referred to as the "General Partners."  A

public offering (the "Offering") of limited partnership

interests was completed over the course of two closings, the first of which took place on August 5, 1988 and the second

of which took place on September 30, 1988.  36,028 units and

7,398 units, respectively, of limited partnership interests

were sold at the closings, at a price of $1,000 per unit.

Pursuant to section 6.4 of the limited partnership

agreement, 140 limited partnership units were redeemed in

October 1989.  Accordingly, the Partnership received gross

proceeds in the amount of $43,286,000 (the "Gross Proceeds")

and net proceeds in the amount of $37,341,000 (the "Net

Proceeds") after adjusting for the 140 units that were

redeemed.  Subscriptions were accepted by the Partnership

from taxable as well as tax-exempt investors and from United

States citizens and foreign investors.  In the event that

the Partnership terminates or is dissolved prior to the time that an Assured Return of Film Investment Payment is to be

made, provision will be made in accordance with the limited

partnership agreement for payment of such Assured Return of

Film Investment Payment at the time, and to the limited

partners to whom, it would otherwise become due.  Such

provision may include the appointment of a liquidating

trustee to receive such payments and transmit them to the

former limited partners.

Business Plan.

   The Partnership invested in the production of four Films

which had production costs (including contingency reserves, the production and overhead fees payable to the General Partners,

and completion bond fees) ranging from approximately $11 million to approximately $22 million per Film, with an average

production cost of approximately $16.5 million.  The dollar

amounts set forth in the preceding sentence are higher than

those anticipated at the time of the Offering and included in the Offering prospectus (the "Prospectus"); however, the

aggregate Partnership Investment (as defined below) and

ownership interest in Films has remained unchanged.  As of

December 31, 1995, an aggregate of $98,530,000 (including the

HBO Commitment, as defined below) had been incurred toward the production and theatrical release of Partnership Films.  Each

Partnership Film was produced by an experienced independent

producer and was distributed theatrically by Warner Bros.

("Warner"),  a division of Time Warner Entertainment Company,

L.P., as assignee of Warner Bros., Inc., in the United States and Canada.  In addition, Warner has the right to distribute the

Partnership's Films on network television in the United States and Canada.  Distribution rights in all other domestic

television and consumer video media have been licensed on an exclusive basis in perpetuity to Home Box Office ("HBO"), a

division of Time Warner Entertainment Company, L.P., as assignee of Home Box Office, Inc.  All other distribution rights have been licensed to distributors selected by the Managing General

Partner.  See "Film Distribution."  The Partnership will not produce any additional Films.

Film Selection.

   As of December 31, 1995, all of the Partnership's Films had

been released in domestic theatres.

   The title and domestic theatrical release date for the Films are set forth below:

       Title                                      Release Date

       Switch                                    May 1991
       Don't Tell Mom The Babysitter's Dead
        ("Don't Tell Mom")                        June 1991
       Ricochet                                   October 1991
       Mom and Dad Save The World                 July 1992
   As of March l5, 1996, all of the Partnership Films had been released in foreign markets and have been made available

domestically on video cassette.  In addition, as of March 15,

1996 "Don't Tell Mom" and "Ricochet" have been exhibited on

network television; and "Switch" has been exhibited on

syndicated television.

Film Production.

   The Partnership monitored all phases of production and

administered all Partnership funds invested in Films.

Negotiation of production agreements was undertaken by the

Managing General Partner.  Subject to the Partnership's approval rights exercised through the Managing General Partner, the

independent producer, in consultation with creative personnel,

made all determinations concerning creative and artistic matters and conducted all day-to-day operations concerning the

production of a Film.

   The agreement with each independent producer provided HBO,

the Partnership and the theatrical distributor the right of

approval regarding the subject matter, story-line and screenplay of each Film.  The Partnership also had certain approval rights concerning artistic personnel (such as principal cast and

director).  In addition, each agreement with an independent

producer provided a maximum budget for each Film, and the

Partnership also exercised certain approval rights over line items in each budget.  Furthermore, each such agreement provides that the Partnership will control in perpetuity all rights

(including copyright) in the Films throughout the world.

   Production Costs.  The "Budgeted Negative Cost of a Film"

represents its budgeted production cost which includes the

following elements:

           o    the estimated direct production

           costs of a

                Film, including all costs

           incurred in

                connection with the acquisition

           of rights,

                the development of the project,

           the anticipated costs of principal

           photography and post-production

           (including interest on development and

           production expenditures advanced by

           HBO prior to commitment of funds by

           the Partnership, and all other costs

           associated with delivering a Film and

           complying with negotiated delivery

           requirements), and a fee payable to

           the independent producers of a Film

           (the "Direct Costs");

           o    a net bonding fee paid to the

           completion guarantor in an amount

           which did not exceed 6% of the Direct

           Costs;

                        o    a production

                        contingency fund in an

                        amount equal to 10%

                              of the Direct Costs

                        (the "Contingency"); and

         o a fee payable to the General Partners

(the                    "Production and Overhead

Fee") equal to 12.5%                   of the

total of the Direct Costs, the bonding fee and the

Contingency, as compensation to the General

Partners

           for negotiating and administering

production, financing

            and    distribution agreements,

reviewing and

                approving Film budgets,

           monitoring expenditures of Partnership

           funds, monitoring and auditing Film

           revenues and accounting and reporting

           to investors.  See "Executive

           Compensation."

       The full amount actually paid by the Partnership

directly in connection with a Film's production and delivery to the Partnership (including deferments, bonuses and

participations, if any, in gross receipts payable to creative personnel before the Partnership has recouped its investment in such Film), after taking into account any rebates provided to the Partnership by the completion guarantor or any other

party and any portion of the Contingency which was not

expended, is the "Partnership Investment," which is the

amount upon which the Assured Return of Film Investment

Payment (as defined below) is based.  See "Film Distribution

- Domestic Cable and Other Non-Standard Television and Third-

Party Participations."  The Partnership Investment does not

include the HBO Commitment, the Shortfall Production Advance

(as defined below), or certain interest which has been

capitalized for purposes of the financial statements that

accompany this report.  See "HBO Commitment."

       All costs and expenses relating to the production of a

Film to be paid by the Partnership were advanced in

accordance with budget, production and cash flow schedules

approved by the Partnership and HBO.  The Administrative

General Partner monitored the compliance with such schedules.

Shortfall Production Advance.

       HBO loaned to the Partnership, on a non-recourse basis

to the general and limited partners, the additional funds

necessary to complete the production of the Partnership's

last Film to commence principal photography, entitled

"Ricochet" (the "Shortfall Production Advance").  HBO is

entitled to recoup this loan with interest at the Prime Rate from funds remitted to the Partnership (other than the

Foreign Distribution Advance used to repay the HBO

Commitment) from the exploitation of such Film.  See Note

4(b) of the Financial Statements for financial information

relating to the Shortfall Production Advance.



HBO Commitment.

       Pursuant to the terms of the HBO License Agreement,

HBO advanced to the Partnership, for investment in each

Partnership Film, approximately 30% of the aggregate

production costs of such Film (the "HBO Commitment").  On a

per Film basis, the amount so advanced approximated the

advance payable to the Partnership for foreign distribution

rights (the "Foreign Distribution Advance") discounted by an amount attributable to interest at the Prime Rate.  For each

Partnership Film, HBO is entitled to recoup the HBO

Commitment, plus interest, from the Foreign Distribution

Advance as it is paid.  See Note 4(a) of the Financial

Statements for financial information relating to the HBO

Commitment.

Minimum Distribution Advances.

       Pursuant to the Partnership Agreement, the Partnership

agreed to make minimum cash distributions on a quarterly

basis to its partners during the three-year period commencing with the quarter in which the initial closing occurred (i.e.,

the quarter ended September 30, 1988).  These distributions

were not to be less than a cumulative 33% of Gross Proceeds

for such three-year period (the "Minimum Levels of Cash

Distribution").  Since the Partnership received insufficient cash generated from operations (including interest on funds

pending investment in Films less payments of certain

Partnership expenses and certain permitted reserve amounts)

to meet this obligation, HBO made advances (the "Minimum

Distribution Advances") on a quarterly basis to the

Partnership sufficient to enable the Partnership to make such cash distributions to the partners.

       The Minimum Distribution Advances, with interest

computed at the Prime Rate, were credited against amounts

otherwise payable to the Partnership by HBO with respect to

domestic consumer video revenues in which HBO acted as a

distributor for Partnership Films.  As of December 31, l995

HBO has completely recouped the Minimum Distribution

Advances.  In no circumstances did recovery of Minimum

Distribution Advances (including interest) by HBO result in

the Partnership receiving revenues with respect to a Film

(including the amount of those Minimum Distribution Advances allocable to such Film)  equal to less than 115% of the

Partnership Investment in that Film.

Film Distribution.

       The Managing General Partner has negotiated and

entered into agreements on behalf of the Partnership for the worldwide distribution of its Films in all media in which HBO does not distribute directly.  Each Partnership Film has been distributed theatrically by Warner in the United States and

Canada.  In addition, Warner has the right to distribute the

Partnership's Films on network television in the United

States and Canada.  Distribution rights in all other domestic television and consumer video media have been licensed on an exclusive basis in perpetuity to HBO.

       Domestic Theatrical Distribution.  The Partnership was

party to an agreement with Metro-Goldwyn-Mayer Pictures, Inc.

("MGM") which granted MGM the exclusive right to distribute

certain of the Partnership's Mercury/Douglas Films in the

domestic theatrical and non-theatrical media and in the

foreign media.  By its terms, the MGM agreement is no longer in effect.

       On October 2, 1989, the Partnership entered into an

agreement with Warner granting Warner the right to distribute each of the Partnership's Films in the domestic theatrical

and network television media (hereinafter referred to as the

"Warner Agreement").  HBO agreed to provide for the

expenditure of not less than $5 million in print and

advertising costs in connection with each Film's domestic

theatrical release.  HBO is entitled to recoup that portion

of such expenditure which is in excess of the HBO P&A Advance

(as defined below), plus interest at the Prime Rate, from

domestic theatrical revenues ("Rentals") and Non-Theatrical

Revenues (as defined below) remitted to the Partnership with respect to such Film.  "Non-Theatrical Revenues" has the

meaning commonly given to such term in the motion picture

industry, which does not include television or home video

revenues.  HBO is entitled to recoup the lesser of $5,000,000 or 50% of such expenditures (the "HBO P&A Advance") for a

Film, plus interest at the Prime Rate, in a priority position from all the funds remitted to the Partnership from the

exploitation of such Film (excluding the Foreign Distribution

Advance which will be used to repay the HBO Commitment).

Print and advertising costs incurred in connection with the

domestic theatrical distribution of each Film in excess of

those funded by HBO were paid by Warner; Warner is entitled

to recoup such amounts from Rentals and Non-Theatrical

Revenues.  In addition, Warner received a distribution fee

equal to 15% of each Film's Rentals and Non-Theatrical

Revenues.  Rentals and Non-Theatrical Revenue less Warner's

distribution fees and expenses and amounts recoupable by HBO were remitted to the Partnership.  Revenues from each Film

are accounted for separately.  See Note 4(c) of the Financial

Statements for financial information relating to Print and

Advertising expenses.

       Domestic Consumer Video.  Domestic consumer video

distribution rights in the Films have been licensed to HBO.

The Partnership receives 100% of domestic consumer video

revenues (after the deduction of direct manufacturing,

marketing, advertising and distribution costs, and guild

residuals as well as any amounts recoupable by HBO) from each

Film until the Partnership has received sufficient funds from domestic consumer video and all prior sources to recoup its

Investment in the Film. Thereafter, the Partnership receives

35% of domestic consumer video revenues (after deduction of

direct manufacturing, marketing, advertising and distribution costs and guild residuals).  See Note 3(c) of the Financial

Statements for financial information relating to the Net

Domestic Video Receivable.

       Domestic Cable and Other Non-Standard Television.  All

domestic cable and other non-standard television rights and

all English-language foreign cable and other non-standard

television rights in the Films have been licensed to HBO.

For each Film, the Partnership receives a license fee from

HBO for these rights based on a percentage of the Rentals

earned by a Film.  License fees are payable within 90 days

after a Film first becomes available for non-standard

television exhibition on a subscription basis by HBO, which

has been generally six to thirteen months after a Film's

initial theatrical release.  The Partnership receives an

amount equal to 20% of Rentals between $10 million and $20

million, plus 10% of Rentals between $20 million and $40

million, plus 5% of Rentals between $40 million and $60

million.  HBO is entitled to retain amounts recoupable by it from amounts otherwise payable to the Partnership with

respect to this source of revenue.  In the aggregate, as of

December 31, 1995 the Partnership had recorded $ 29,000 for

non-standard television net revenues related to "Don't Tell

Mom."  The Partnership does not anticipate any other

significant non-standard television revenue.

       Under the HBO License Agreement, if net proceeds from

all sources to the Partnership are less than 115% of the

Partnership Investment in any Film, HBO will pay to the

Partnership on the seventh anniversary of the theatrical

release of that Film an additional license fee sufficient to assure an aggregate return to the Partnership of 115% of the

Partnership Investment in that Film (the "Assured Return of

Film Investment Payment" or "ARFIP").  In return for HBO's

agreement to make the Assured Return of Film Investment

Payment, the Partnership has agreed to pay HBO 10% of the

Partnership's subsequent revenues from each Film after the

Partnership has received from all sources 115% of its

Investment in the Film.  Based on the anticipated performance of the Partnership's Films at December 31, 1995, it is

expected that HBO will be required to make an Assured Return on Film Investment Payment with respect to each of these

Films.  Accordingly, $21,355,000 (amount present valued) was recorded by the Partnership as a receivable in the

accompanying financial statements as of December 31, 1995.

ARFIP payments will be payable to the Partnership in 1998 and

1999.

       With respect to any Film for which an ARFIP is made,

HBO will thereafter be entitled to receive from the

Partnership any additional revenues received by the

Partnership with respect to that Film until the entire amount of such ARFIP has been recouped by HBO.  If HBO has not

recouped this ARFIP for a Film by July l999, the Partnership will be

required to pay to HBO at that time an amount (the "HBO

Interest Recoupment") equal to the lesser of: (a) the sum of the unrecouped ARFIP and the non-standard television

residuals for such Film or (b) the Per Film Interest.  "Per

Film Interest" represents the interest income earned on

Partnership Funds awaiting investment in Films divided by the four Partnership Films.  $218,000, $246,000, and $242,000 was

recorded by the Partnership as an expense relating to Per

Film Interest for the years ended December 31, 1995, 1994 and

1993, respectively.  $3,968,000 (amount present valued) has

been recorded by the Partnership and included in the Payable to HBO in the accompanying financial statements as of

December 31, l995.  This expense does not have any effect on the Partnership's entitlement to receive 115% of the

Partnership Investment in Films.

       Domestic Standard Broadcast Television-Network.

Pursuant to the Warner Agreement, the Partnership has granted domestic network television rights in the Films to Warner.

HBO and Warner will receive a distribution fee aggregating no more than 20% of the gross receipts from such license.  The

remaining revenues, less distribution expenses and guild

residuals, are being remitted to the Partnership.  HBO will

be entitled to retain amounts recoupable by it from amounts

otherwise payable to the Partnership with respect to this

source of revenue.  "Don't Tell Mom" aired on network

television in the first quarter of 1993 and "Ricochet" aired on network television during the first quarter of 1995.  See

Note 3(a) of the Financial Statements for financial

information relating to the Network Receivable from HBO.

       Domestic Standard Broadcast Television-Syndication.

Domestic syndicated television rights in the Films may be

licensed by HBO (or a subdistributor designated by HBO) on

behalf of the Partnership.  HBO and its subdistributor, if

any, will receive distribution fees aggregating no more than

37.5% of the gross receipts from such license.  Gross

receipts less distribution fees and expenses and guild

residuals will be remitted to the Partnership.  HBO will be

entitled to retain amounts recoupable by it from amounts

otherwise payable to the Partnership with respect to this

source of revenue.  Through an arrangement in which Warner

acted as subdistributor, "Switch" aired on syndicated

television during the third quarter of l994.  See Note 3(b)

of the Financial Statements for financial information

relating to the Syndication Receivable from HBO.

       Foreign Distribution-All Media.  The Partnership has

an agreement with The Odyssey/Regency Switch Company

("Odyssey"), a joint venture between Odyssey Distributors,

B.V. and Regency International Pictures, B.V., which grants

to Odyssey foreign distribution rights with respect to the

Partnership Film "Switch" in media other than foreign English-

language cable and other non-standard television which rights are licensed to HBO.  Pursuant to the terms of the Odyssey

agreement, during 1991 the Partnership received approximately

$7,925,000 representing 47% of the production cost of

"Switch."  The advance was paid to HBO in reimbursement of

the HBO Commitment for "Switch" together with interest

thereon at the Prime Rate.  With respect to the remaining

three Films, the Partnership has an agreement with The Summit

Group (MEV) N.V. ("Summit") which appoints Summit as the

Partnership's exclusive sales agent for these three Films in foreign territories.  As such, Summit is entitled to receive distribution fees calculated upon, and recoup its

distribution expenses out of, the gross proceeds of these

Films from foreign territories.  See Note 4(a) of the

Financial Statements for financial information relating to

the HBO Commitments.

       Worldwide Music, Merchandising and Publication.  To

the extent not otherwise acquired by the domestic or foreign distributors of the Partnership Films, all music,

merchandising and publication rights in the Partnership Films may be licensed by HBO on behalf of the Partnership. HBO will be entitled to a fee not to exceed 20% of the revenues to the

Partnership from the exploitation of these rights.

Soundtrack album agreements have been entered into for

certain of the Partnership's Films.  All revenues (other than album advances offset by music production costs), less fees

payable to HBO and to third parties from the exploitation of music, merchandising and publication rights, were paid to the

Partnership.  HBO will be entitled to retain amounts

recoupable by it from amounts otherwise payable to the

Partnership with respect to this source of revenue.  The

Partnership does not anticipate receiving any additional

revenue from this source of income.

       Remakes, Sequels, Television Movies and Television

Series.  The Partnership will receive fixed payments and, in certain circumstances, revenue participations in the event

that a remake, sequel, television movie or television series is produced based on a Partnership Film.  HBO will be

entitled to retain amounts recoupable by it from amounts

otherwise payable to the Partnership with respect to this

source of revenue.  The Partnership does not anticipate that a remake, sequel, television movie or television series will be produced based on any of the Partnership Films.

       Third Party Participations.  The Partnership's

agreements with independent producers generally provide that third party profit participations (i) will not be payable

until after the Partnership recoups 110% of the Partnership

Investment in the relevant Film and (ii) will generally not

exceed 45% of Partnership revenues on that Film thereafter.

Based on estimates of ultimate net revenue as of December 31,

1995, additional profit participations will be paid only with respect to "Don't Tell Mom."

Competition.

       The Partnership must compete with other filmmakers for

the services of a limited number of distribution companies,

including distribution companies which engage in the

production of their own motion pictures.  Competition for

distribution in other media is as intense as the competition for theatrical distribution.

Employees.

       The Partnership has no employees; its business is

conducted by the Managing General Partner and the

Administrative General Partner.  The Administrative General

Partner has retained Magera Management Corporation ("Magera")

to provide operational and financial services as well as

certain supervisory services for the Partnership.  See Item

l0 "Directors and Executive Officers of the Partnership."

Magera has eight employees who perform services for the

Administrative General Partner and for the general partners

of other private and public limited partnerships.

Item 2.    Properties.

       The executive offices of the Partnership and the

General Partners are located at 1100 Avenue of the Americas,

New York, New York 10036.  The Partnership pays no rent; all charges for leased space and administrative facilities are

borne by the General Partners.



Item 3.    Legal Proceedings.

        On August 14, 1995, a lawsuit styled as a class

action was filed by two holders of  Cinema Plus limited

partnership units in the United States District Court of the

Western District of Pennsylvania against HBO Film Management,

Inc. and Entertainment Finance Services, Inc., the general

partners of Cinema Plus, Home Box Office, Inc., and Kidder,

Peabody & Co., Incorporated and Smith Barney Inc., two of the

underwriters of the original sale of limited partnership

units of Cinema Plus.  Cinema Plus has not been named as a

defendant in the lawsuit.  The lawsuit alleged various

violations of law by the defendants in connection with the

original sale of limited partnership units of Cinema Plus and the subsequent operation of Cinema Plus.  The action was

dismissed on March 4, 1996.  On March 20, 1996, the

plaintiffs filed a Notice of Appeal in the Third Circuit

Court of Appeals.  The defendants believe the lawsuit to be

without merit and are vigorously defending it.

Item 4.    Submission of Matters to a Vote of Security

Holders.

       None.

                          PART II.

Item 5.    Market for the Registrant's Common Equity and
       Related Security Holder Matters.

       The Partnership is a limited partnership; there is no

public market for limited partnership units of the

Partnership.

       As of March 15, 1996, there were approximately 4,000

holders of record of limited partnership units of the

Partnership.

Cash Distributions.

       The Partnership commenced making cash distributions in

November 1988.  The following chart sets forth the cash

distributions made by the Partnership to the limited partners through March 15, 1996:



           Year                                  Amount Per
Unit

           1988                                  $ 22.50
           1989                                     95.00
           1990                                   130.15
           1991                                     97.50
            l992                                    20.00
           1993                                     30.00
           1994                                            0
           1995                                     10.00
           1996                    (through March l5th)
0
           Total                                 $405.15


       Accordingly, as of March 15, 1996, limited partners

had received distributions aggregating 40.5% of their

original investment in the Partnership.  These distributions were attributable primarily to Minimum Distribution Advances received from HBO (which have been fully repaid from net

domestic consumer video revenues) and to interest received on

Partnership funds.  See "Business - Minimum Distribution

Advances."  Future cash distributions will be dependent upon the revenue generated by the Partnership's Films once

advances and distribution expenses have been recouped.  It is not anticipated that significant cash distributions will be

made until the Partnership receives the Assured Return of

Film Interest Payments from HBO in l998 and l999.



Item 6.    Selected Financial Data.

                         (000's omitted except for per unit
information)
                                                          Year
Ended December 31,
                    1995      1994       1993     1992     1991
Net revenues from
  motion pictures:                    $   2,023 $ 3,844   $ 8,045
$ 27,088   $ 38,333
Interest Income:                           $      210          $
79              $      88          $        77        $      293
Other Income
 (Expense), net:                           $      237          $
861              $  (130)         $    8,493        $   5,247
Operating Expenses:               $(1,377)          $(3,281)$(6,892)
$(37,773)         $(50,720)
Net income (loss):                   $  1,093           $
l,503  $ 1,111          $ (2,115)$ ( 6,847)
Net income (loss) per
 unit:
  Average for all
  Limited Partners                    $  25.00         $  34.38
$  25.41        $  (48.36)      $(156.62)
Total assets:                     $25,938         $26,778
$27,554        $ 33,732       $  58,508
Total liabilities:                          $  5,700         $
7,196              $  9,475        $ 15,452       $  37,239
Accrued and paid cash
 distributions per
 unit (l):                                  $   10.00       $
0               $    30.00       $   20.00       $  65.00

(1)      Attributable primarily to certain Minimum Distribution
Advances received from HBO and to interest received on Partnership funds. See "Business-Minimum Distribution Advances." Amounts included accrued, but unpaid, distributions in 1991.

Item 7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations.
       1.  Liquidity and Capital Resources.

       As of December 31, 1995, the Partnership held cash and

cash equivalents of $192,000 and short-term investments of

$2,306,000.

       The Partnership invested in the production of four

Films.  The production costs (including contingency reserves,

the production and overhead fee payable to the General

Partners and completion bond fees) of Partnership Films

ranged from approximately $11 million to approximately $22

million per Film, with an average production cost of

approximately $16.5 million.  As of December 31, 1995, an

aggregate of $98,530,000

 (including the HBO Commitments) had been incurred toward the production and theatrical release of the Partnership's four

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

       As of December 31, 1995, the Partnership's net payable

to HBO totaled $4,600,000.  Of this amount $3,968,000 relates to the HBO Interest Recoupment which is not payable until one month after the last ARFIP proceeds are received from HBO.

Based on current estimates of ultimate net revenues, it is

anticipated that the remainder of the payable to HBO at

December 31, 1995 will be substantially repaid to HBO within the next two years.

       During the year ended December 31, 1995, the

Partnership recognized net revenue in the amounts of $9,000,

$1,912,000, $80,000, $50,000 and $39,000 with respect to the domestic theatrical, foreign, domestic video, domestic

network television and domestic syndication markets,

respectively, for its Films.  In addition, third party

participations expense related to "Don't Tell Mom," was

$67,000 thereby decreasing the Partnership's Net Revenue from

Motion Pictures for the year ended December 31, 1995.

       Since the Partnership is not anticipating significant

future revenue (other than those used to repay HBO) until the

Assured Return of Film Investment Payments are received from

HBO in 1998 and 1999, the Partnership's future operating

expenses are expected to be met from current cash and short-

term investments.  Management believes that the cash and

short-term investments held at December 31, 1995 are

sufficient to meet its liquidity needs without the need to

obtain external financing from a third party or its General

Partners.  Cash distributions will be made only as

significant cash becomes available from the exploitation of

the Films in excess of the payables due to HBO or as the

Assured Return of Film Investment Payments are received from

HBO.

       2.  Results of Operations

       For the year ended December 31, 1995, the Partnership

recorded net income of $1,093,000 due primarily to the

performance of its Films in the foreign markets, domestic

video and "Ricochet" in the domestic television network

market.

       For the year ended December 31, 1994, the Partnership

recorded net income of $1,503,000 due primarily to the

performance of its Films in the foreign markets and "Don't

Tell Mom" in the domestic television network market.

       For the year ended December 31, 1993, the Partnership

recorded net income of $1,111,000 due primarily to the

performance of its Films in the domestic video and foreign

markets and "Don't Tell Mom" in the domestic television

network market.

           The decrease in operating expenses during the

period ended December 31, 1995 and 1994 as compared,

respectively, with the corresponding periods in 1994 and 1993 is due primarily to a decrease in amortization of Motion

Picture Production Costs.  The decrease in amortization of

Motion Picture Production Costs is due primarily to a

decrease in Net Revenue from Motion Pictures.

       The decrease in interest expense, included in Other

Income (Expense), during the periods ended December 31, l995 and 1994 as compared, respectively, with the corresponding

periods in l994 and l993.  This decrease is due primarily to the decline in outstanding payables to HBO.


Item 8.    Financial Statements and Supplementary Data.

       See the financial statements set forth in Item 14 of this annual report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                          PART III.

Item 10.   Directors and Executive Officers of the

Partnership.

       The Partnership is managed by HBO Film Management,

Inc., the Managing General Partner, and by Entertainment

Finance Services, Inc., the Administrative General Partner.

Both of the General Partners were incorporated in Delaware in

September 1987.  The Managing General Partner is primarily

responsible for negotiating production and distribution

agreements.  The Administrative General Partner is primarily responsible for reviewing Film budgets, monitoring

expenditures of Partnership funds, administering financing,

production and distribution agreements, monitoring and

auditing Partnership revenues, and accounting and reporting

to the limited partners.

The Managing General Partner

       The executive officers and directors of the Managing

General Partner are set forth below.  Each of these

individuals has served as an officer or director of the

Managing General Partner since the Managing General Partner

was incorporated, except that in March 1989 John B. Newton

resigned as Executive Vice President and Director of the

Managing General Partner and was replaced in such position by

Leslie H. Jacobson, and in November 1995, Michael J. Fuchs

left his position as Chairman.  Mr. Fuchs was succeeded as

Chairman by Jeffrey L. Bewkes and Bill Nelson assumed the

position of Director, Executive Vice President and Chief

Financial Officer.

                                  Name     Age    Positions
                                 Held
                                 Jeffrey L. Bewkes   43
                                 Chairman
                                 Stephen J. Scheffer 57
                                 President, Director
                                 Leslie H. Jacobson  48
                                 Executive Vice President,
                                 Director
                                 Bill Nelson    47
                                 Executive Vice President,
                                 Chief Financial Officer,
                                 Director
                                 John S. Redpath, Jr.     51
                                 Vice President, General
                                 Counsel
                                            Secretary,
                                 Director
                                 Perry L. Schneider  40
                                 Vice President, Treasurer,
                                            Director
                                 George A. Cooke, Jr.     48
                                 Vice President
                                 Glenn Whitehead     41
                                 Vice President

        Jeffrey L. Bewkes, Chairman, has been Chairman,

President and Chief Executive Officer of HBO since November

1995. As such, he excerises authority for the overall

management, planning and administration of the nation's

oldest and largest pay television company.  Mr. Bewkes joined

HBO in 1979 and since that time has held positions in the

areas of sales, marketing, finance and strategic planning as well as served as its Treasurer, Chief Financial Officer,

Executive Vice President and Chief Operating Officer. He

serves on the boards of the National Cable Television

Association, E! Entertainment Television and Comedy Central.

A graduate of Yale University and Stanford Graduate School of

Business, Mr. Bewkes previously was employed as a lending

officer for Citibank, N.A. and as operations director for

Sonoma Vineyards.

        Stephen J. Scheffer, President, has been President,

Film Programming, Home Video and Enterprises, for HBO since

June 1995, having been Executive Vice President, Film

Programming and Home Video since February 1983 and head of

its consumer video activities since May 1984.  He is

responsible for overseeing the acquisition of all motion

pictures for HBO, is Chairman of HBO Video and heads HBO

Enterprises.  A graduate of the U.S. Naval Academy and

recipient of an M.B.A. degree from Harvard Business School,

Mr. Scheffer joined HBO in 1980 after having held executive

positions with Time-Life Films, Allied Artists, Polydor

Records, MGM/UA and Columbia Pictures.

        Leslie H. Jacobson, Executive Vice President, has

been Senior Vice President, Film Programming, for HBO since

March 1989.  From October 1987 until March 1989, Ms. Jacobson was Senior Vice President, Business Affairs and

Administration for HBO.  Her responsibilities in her current position include the selection and licensing of feature films for exhibition on the HBO program services and for

distribution by HBO Video as well as the supervision of

relationships with independent filmmakers.  A former general counsel and executive vice president of Tri-Star Pictures,

Inc. from April 1983 to October 1987, Ms. Jacobson holds

degrees from Georgetown University and Cornell University Law

School.

        Bill Nelson, Executive Vice President and Chief

Financial Officer, has been Executive Vice President and

Chief Financial Officer for HBO since April 1994.  Mr. Nelson holds responsibility for all of HBO's financial matters and

information and systems technology.  He also oversees HBO's

business affairs department.  Prior to joining HBO as Vice

President and Assistant Controller, in May 1984,  Mr. Nelson

was an executive at Time Inc.  A graduate of Pace University,

he also holds an M.B.A. from that institution.

        John S. Redpath, Jr., Executive Vice President,

General Counsel and Secretary, is responsible for all legal

aspects of HBO's operations.  Mr. Redpath became a member of

HBO's legal department in June 1978, initially specializing

in the film programming area.  He became HBO's General

Counsel in January 1981.  A graduate of Princeton University,

he holds a J.D. from the University of Michigan and an L.L.M.

in taxation from New York University.

        Perry L. Schneider, Vice President and Treasurer, has

been Vice President, Film Programming for HBO since September

1988.  Mr. Schneider's responsibilities include licensing

programming for exhibition on the HBO program services in the

United States and abroad, as well as overseeing HBO's

investment oriented film activities.  Since joining HBO in

1983, he has held a series of programming and finance

positions.  Prior to joining HBO, Mr. Schneider was a vice

president in the entertainment and media group at the

European American Bank in New York.  He is a graduate of the

State University of New York at Stony Brook and holds an

M.B.A. from New York University.

        George A. Cooke, Jr., Vice President, has been Vice

President and Chief Counsel, Film Programming for HBO since

September 1995.  Mr. Cooke oversees the legal aspects of

HBO's film licensing and financing arrangements and is

responsible for matters in the areas of corporate and

securities law.  Prior to joining HBO as associate counsel,

film programming, in April 1983, Mr. Cooke was an associate

at the law firm of Ropes & Gray.  A graduate of Dartmouth

College, he holds an M.A. from Cambridge University and a law degree from Harvard Law School.

        Glenn Whitehead, Vice President, has been Vice

President, Business Affairs and Production for HBO since

January 1992.  Based in Los Angeles, he is responsible for

all contract negotiations and physical production regarding

television motion pictures and West Coast original

programming.  He joined HBO in September 1983 as an associate counsel, shifting to business affairs in 1985.  He is a

graduate of the University of California at Riverside and

holds a law degree from the University of California at Los

Angeles.

       The Managing General Partner was incorporated under

the laws of the State of Delaware in September 1987.  All of the outstanding capital stock of the Managing General Partner is owned by Time Warner.

The Administrative General Partner.

       Bradley J. Wechsler, age 44, is the sole director and

officer of the Administrative General Partner.  Mr. Wechsler has served in these positions since the Administrative

General Partner was incorporated in 1987.  Mr. Wechsler is

also the sole director and officer of Bedford Capital

Advisors, Inc., which provides financial and advisory

services in the entertainment and media industries.  Mr.

Wechsler is also a director of Imax Corporation.

       All of the outstanding capital stock of the

Administrative General Partner is owned by Mr. Wechsler.

Operational and Financial Services.

       To assist it in the performance of its duties, the

Administrative General Partner has engaged Magera Management

Corporation to provide operational and financial services to the Partnership.  Magera is owned by Richard M. Mason and

Aaron German.  Magera also provides operational and financial services to the general partners of other private and public limited partnerships and serves as a consultant to others

engaged in the entertainment industry.

Item 11.   Executive Compensation.

       The following table sets forth the fees, income,

distributions and other amounts payable to the General

Partners in connection with the management of the

Partnership.

       Except as set forth below, the General Partners will

receive no other remuneration of any type whatsoever from the

Partnership in connection with the administration of

Partnership affairs.


Type of Compensation
and Entity Receiving     Method of Compensation   Aggregate Amount

Production and Overhead Fee                    5.0% of the Budgeted
$2,965,000
Payable to the Managing  Negative Cost of each
General Partner          Film (excluding the
                         Production and Overhead
                         Fee), payable at the time
                         principal photography
                         commences on the Film

Production and Overhead Fee                    5.0% of the Budgeted
$2,965,000, plus
Payable to the Administrative                  Negative Cost of
each                       interest
General Partner                                   Film (excluding
the
                         Production and Overhead
                         Fee), payable at the time
                         principal photography
                         commences on the Film, plus
                         interest to the extent
                         payment is deferred (1)

Production and Overhead Fee                    2.5% of the
Budgeted   $1,483,000, plus
Payable to the General                         Negative Cost of
each     interest
Partners, to be allocated                      Film (excluding the
between the General Partners                   Production and
Overhead
based upon the deduction of                    Fee), payable at
the time
certain expenses incurred                      principal
photography
in operating the Partnership                   commences on the
Film, plus
                         interest to the extent
                         payment is deferred (1)

General Partners' Share of                      l% of all income,
profits    Actual amounts depend
Cash Available for Distribu-                    losses and cash
distribu-  upon the results of
tion and Profits and Losses                     tions will
generally be   Partnership operations
                         allocated to the Adminis-     and are not
determi-
                         trative General Partner  nable at this
time.
                         until the Limited Partners
                         have received a return of
                         their Adjusted Capital
                         Contributions (as defined
                         in the partnership agree-
                         ment) plus a l2.5% cumula-
                         tive (but not compounded)
                         annual return on their
                         Adjusted Capital Contribu-
                         tion.  Thereafter, 20% of all
                         income, profits, losses and
                         cash distributions will be
                         allocated to the General
                         Partners (l0% to the
                         Managing General Partner
                         and l0% to the Administra-
                         tive General Partner)


-----------------------------------

(1) The Partnership has established a reserve in the amount of the Production and Overhead Fee payable to the Administrative General Partner as it accrues. Amounts are being paid to the Administrative General Partner from the reserve from time to time in accordance with a set schedule. Interest is accruing on the amounts included in the reserve at a rate equal to the interest rate earned by the Partnership on the short-term investment of its funds.
    The partnership agreement provides that all Partnership

expenses, including, among other things, expenses for

financial statement preparation, tax preparation, auditing

and accounting fees, compliance with government regulations

and legal expenses, will be billed to and paid by the

Partnership.  Subject to the restrictions set forth in the

partnership agreement, the Administrative General Partner may be reimbursed by the Partnership for certain administrative

services including, among other things, the cost of goods,

materials and services obtained from entities unaffiliated

with the General Partners.

    As of December 31, l995, the General Partners had

received $7,019,000 attributable to the Production and

Overhead Fee.  A portion of the Production and Overhead Fee

to the Administrative General Partner is paid in accordance

with a set schedule and, as such, $718,000 (inclusive of

interest) remains payable to the Administrative General

Partner as of December 31, 1995.  In addition, the

Administrative General Partner has received $4,000, $0, and

$13,000, representing its 1% share of cash distributed to

partners during 1995, 1994 and 1993, respectively.  No

portion of such cash distributions was paid to the Managing

General Partner.


Item 12. Security Ownership of Certain Beneficial Owners and
           Management.

       To the best knowledge of the General Partners, no

person beneficially owns in excess of 5% of the limited

partnership units of the Partnership.

Item 13.   Certain Relationships and Related Transactions.

       The Partnership's operations relating to the ownership

and exploitation of films involve HBO.  See "Business."  The

General Partners are entitled to receive a Production and

Overhead Fee and to an interest in cash distributions.  See

"Executive Compensation."

                          PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.


(a)(1) Financial Statements:


Report of Independent Auditors

       Balance Sheets at December 31, 1995 and 1994

       Statements of Operations for the years ended
         December 31, 1995, 1994 and 1993

       Statements of Cash Flows
         for the years ended December 31, 1995,
         1994 and 1993

       Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1994 and 1993

       Notes to Financial Statements

 (a)(2)    Financial Statement Schedules:

       No financial statement schedules have been filed as part of this report as none are required.


(a)(3) Exhibits                                    Exhibit
No.
Amended and Restated Agreement of Limited Partnership
dated as of December 9, 1987 (1)                       4

Amendment to Amended and Restated Agreement of
Limited Partnership dated as of April 22, 1988 (1)     4.1

Amendment to Amended and Restated Agreement of
Limited Partnership dated as of June 2, 1988 (1)       4.2

Amendment to Amended and Restated Agreement of
Limited Partnership dated as of August 17, 1988 (1)
                                                   4.3

License, Co-financing and Distribution Agree-
ment between the Registrant and Home Box Office, Inc.
dated December 4, 1987 (1)                           10(b)

Amendment to License, Co-financing and
Distribution Agreement dated April 22, 1988 (1)      10(b).1

Amendment to License, Co-financing and
Distribution Agreement dated August 17, 1988 (1)     10(b).2

Amendment to License, Co-financing and
Distribution Agreement dated as of June 28, 1991 (4)
10(b).3

Master Letter Agreement dated as of
September 8, 1987 between Mercury/Douglas Films
and Home Box Office, Inc. (1)                        10(c)

Distribution Agreement dated November 13, 1987
between Metro-Goldwyn-Mayer Pictures, Inc., Home
Box Office, Inc. and Mercury/Douglas Films (1)       10(d)

Agreement dated October 2, 1989 between Home Box
Office, Inc. and Warner Bros., including the
letter dated March 27, 1990 from Warner Bros.
to Home Box Office, Inc. setting forth certain
clarifications (2)                                   10(e)

Distribution Agreement dated February 26, 1990
between Cinema Plus, L.P. and the Odyssey/Regency
Switch Company (3)                                   10(f)

Credit Agreement dated as of June 28, 1991
between Cinema Plus, Inc. and Home Box Office (4)    10(g)

Memorandum of Agreement dated February 1, 1991       10(h)
between Cinema Plus, L.P. and Summit Group (MEV)
N.V. (5)

Financial Data Schedule                               27


       (1) Incorporated by reference to the Partnership's registration statement No. 33-17318, as amended, on file with the Securities and Exchange Commission.

       (2)  Incorporated by reference to the Partnership's
Form 10-K for the year ended December 31, 1989 on file with the Securities and Exchange Commission.

       (3) Incorporated by reference to the Partnership's
Form 10-K for the year ended December 31, 1990 on file with the Securities and Exchange Commission.

       (4) Incorporated by reference to the Partnership's
Form 10-Q for the quarter ended June 30, 1991 on file with the Securities and Exchange Commission.

       (5) Incorporated by reference to the Partnership's
Form 10-K for the year ended December 31, 1991 on file with the Securities and Exchange Commission.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last

quarter of the Partnership's fiscal year ended December 31,

1995.

(c)    Exhibits.

       The Exhibits required by Item 601 of Regulation S-K

are submitted as a separate section following the

Partnership's financial statements.

(d)    Financial Statement Schedules.

       No financial statement schedules have been filed as

part of this report as none are required.

                         SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Cinema Plus, L.P., a Delaware limited partnership (the "Registrant"), has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CINEMA PLUS, L.P.
                                                           (a
                                  Delaware limited
                                  partnership)

Dated:  March 28, 1996                  By:  Entertainment
Finance

Services, Inc.,
                                         Administrative
General Partner



                                  By:  /s/ Bradley J.
Wechsler
                                         Bradley J. Wechsler
                                          President and sole
Director

                        EXHIBIT INDEX
                                             Page Reference
                                             in Sequentially
                                             Numbered Copy

4      Amended and Restated Agreement of Limited
                                             Partnership
                                             dated as of
                                             December 9, 1987
                                             *

4.1 Amendment to Amended and Restated Agreement of Limited Partnership dated as of April 22, 1988 *

4.2    Amendment to Amended and Restated Agreement of
       Limited Partnership dated as of June 2, 1988 *

4.3    Amendment to Amended and Restated Agreement of
       Limited Partnership dated as of August 17, 1988 *

10(b) License, Co-financing and Distribution Agree-ment between the Registrant and Home Box
                                             Office, Inc.
                                             dated December
                                             4, 1987 *

10(b).1Amendment to License, Co-financing and
       Distribution Agreement dated April 22, 1988 *

10(b).2Amendment to License, Co-financing and
       Distribution Agreement dated August 17, 1988 *

10(b).3Amendment to License, Co-financing and
       Distribution Agreement dated as of June 28, 1991 *

10(c)  Master Letter Agreement dated as of
       September 8, 1987 between Mercury/Douglas Films and Home Box Office, Inc. *

10 (d) Distribution Agreement dated November 13, 1987
       between Metro-Goldwyn-Mayer Pictures, Inc., Home
                                             Box Office, Inc.
                                             and
                                             Mercury/Douglas
                                             Films  *

10 (e) Agreement dated October 2, 1989 between Home Box
       Office, Inc. and Warner Bros., including the letter dated March 27, 1990 from Warner Bros. to
       Home Box Office, Inc. setting forth certain clarifications *

10(f) Distribution Agreement dated February 26, 1990 between Cinema Plus, L.P. and the Odyssey/Regency
       Switch Company  *

10(g)  Credit Agreement dated as of June 28, 1991 between
       Cinema Plus, L.P. and Home Box Office *

10(h)  Memorandum of Agreement dated February 1, 1991 between
       Cinema Plus, L.P. and Summit Group (MEV), N.V.*

 27    Financial Data Schedule

*Incorporated by reference

Report of Independent Auditors


To the Partners of
Cinema Plus, L.P.

We have audited the accompanying balance sheets of Cinema Plus, L.P. as of December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinema Plus, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.








                              ERNST & YOUNG LLP


New York, New York
March 25, 1996

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

                       BALANCE SHEETS

                       (000's omitted)

                                                   December
31,
                                         1           1
                                995         994
ASSETS
Cash and Cash Equivalents (Note          $           $
2)                                     192         359
Short-Term Investments (Note 2)      2,306       2,746
Receivable from HBO (Note 3)         1,334       1,380
Assured Return of Film
Investment Payment
   Receivable (Note 5)              21,355      20,684
Motion Picture Production
Costs, net of
   accumulated amortization of
$97,780 and
    $96,814, respectively
(Notes 2, 4 & 7)                       751       1,609

                       Total             $           $
Assets                              25,938      26,778

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                205         207
  Payable to General Partners          718         929
(Note 2)
  Deferred Revenue (Note 2)            177          60
  Payable to HBO (Notes 4, 5 &
7)                                   4,600       6,000

                      Total              $           $
Liabilities                          5,700       7,196

Partners' Capital (Note 7):
  General Partners                       $           $
                                     (173)       (180)
  Limited Partners
                                    20,411      19,762

                       Total             $           $
Partners' Capital                   20,238      19,582

                       Total
Liabilities and Partners'
                                         $           $
Capital                             25,938      26,778

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

                  STATEMENTS OF OPERATIONS

         (000's omitted, except net income per unit)


                                                        For
the Year Ended December 31,
                                       1995         1994
1993
Net Revenue from Motion Pictures        $      $       $
(Notes 2 & 7)                       2,023  3,844   8,045

Expenses:
    Motion Picture Production         966  2,884   6,376
Costs (Notes 2 & 7)
    Amortization of Organization
Expenses
      (Note 2)                          0      0      36
    Professional and Other Fees
                                      411    397     480

                                    1,377  3,281   6,892
Income from Operations
                                      646    563   1,153

Assured Return of Film Investment
  Payment (Note 5)                    671  1,413     478
HBO Interest Recoupment (Note 5)    (218)  (246)   (242)
Interest Expense (Notes 4 & 6)      (216)  (306)   (366)
Interest Income
                                      210     79      88

Net Income                              $      $       $
                                    1,093  1,503   1,111

Net Income Attributable to
General
  Partners                              $      $       $
                                       11     15      11
Net Income Attributable to              $      $       $
Limited Partners                    1,082  1,488   1,100

Net Income Per Unit of Limited
Partnership
   Interest (43,286 units)              $      $       $
                                    25.00  34.38   25.41


     See accompanying notes to the financial statements.


                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's omitted)

                                         For the Year Ended
December 31,
                                         1995
1994                  1993
Operating Activities:
Net Income                                $         $         $
                                      1,093     1,503     1,111
Adjustments to Reconcile Net
Income to Net
   Cash Provided by Operating
Activities:
   Decrease (Increase)  in               46   (1,031)     (349)
Receivable from HBO
   Increase in Assured Return of
Film Investment
      Payment Receivable              (671)   (1,413)     (478)
   (Increase) Decrease in Motion
Picture
      Production Costs                (108)       216     (454)
   Amortization and Write-Down of
Motion
      Picture Production Costs          966     2,884     6,376
   Amortization of  Organization         --        --        36
Expenses
   (Decrease) Increase in Accrued
Expenses and
        Accounts Payable                (2)      (86)        97
    Decrease in Payable to            (211)     (216)     (196)
General Partners
    Increase (Decrease) in
Deferred Revenue                        117     (808)     (495)
        Net Cash Provided by
Operating Activities                  1,230     1,049     5,648

Investing Activities:
Purchase of Short-Term              (5,610)   (6,437)   (2,805)
Investments
Redemption of Short-Term
Investments                           6,050     6,513     4,201
        Net Cash Provided by
Investing Activities                    440        76     1,396

Financing Activities:
Decrease in Payable to HBO                              (5,383)
                                    (1,400)   (1,169)
Distributions Paid to Partners
                                      (437)        --   (1,312)
        Net Cash Used in
Financing Activities                (1,837)   (1,169)   (6,695)

(Decrease) Increase  In Cash and      (167)      (44)       349
Cash
    Equivalents
Cash and Cash Equivalents at
beginning of year                       359       403        54
Cash and Cash Equivalents at end          $         $         $
of year                                 192       359       403

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                       (000's omitted)

General            Limited            Total
Balance January 1, 1993              $         $         $
                                 (193)    18,473    18,280

Net Income for the year
ended
  December 3l, 1993                 11     1,100     1,111

Distributions to Partners
  ($30 per limited
partnership unit)                 (13)   (1,299)   (1,312)

Balance December 31, 1993            $         $         $
                                 (195)    18,274    18,079

Net Income for the year
ended
  December 31, 1994
                                    15     1,488     1,503

Balance December 31, 1994            $         $         $
                                 (180)    19,762    19,582

Net Income for the year
ended
  December 3l, 1995                 11     1,082     1,093

Distributions to Partners
  ($10 per limited
partnership unit)                  (4)     (433)     (437)

Balance December 31, 1995            $         $         $
                                 (173)    20,411    20,238







     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
               (A Delaware Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS


1.  General

   Cinema Plus, L.P. (the "Partnership") is a Delaware

limited partnership which was formed to finance, own and

exploit through various distribution arrangements English

language feature-length theatrical motion pictures ("Films"

or "Partnership Films").  The Partnership was organized under the laws of the State of Delaware on September l0, l987.  HBO

Film Management, Inc., a Delaware corporation wholly-owned by

Time Warner Operations Inc., is the managing general partner

(the "Managing General Partner") of the Partnership.

Entertainment Finance Services, Inc., a Delaware corporation,

is the administrative general partner (the "Administrative

General Partner") of the Partnership.  The Managing General

Partner and the Administrative General Partner are sometimes collectively referred to as the "General Partners."  The

total number of limited partnership units as of December 31,

1995, 1994 and 1993 was 43,286.  The net income per unit of

limited partnership interests for the years ended December

31, l995, 1994 and 1993 was $25.00, $34.38 and $25.41,

respectively.  All terms not otherwise defined herein shall

have the meanings set forth in the Partnership's prospectus

dated December 9, 1987, as amended.



2.  Summary of Significant Accounting Policies

   (a)  General

   The preparation of financial statements in conformity with generally accepted accounting principles requires the

Partnership to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Partnership believes that the estimates utilized in preparing the financial statements are reasonable and

prudent; however, actual results could differ from these

estimates.

   (b)  Cash Equivalents

   Cash Equivalents consist of U.S. Government Securities

that are readily convertible into cash, and have original

maturities of three months or less.  All Cash Equivalents are stated at cost plus accrued interest, which approximates

market value.

    (c)  Short-Term Investments

   Short-term Investments consist of U.S. Government

Securities which have original maturities of greater than

three months and are stated at amortized cost, which

approximates market value. The investments held as of

December 31, 1995 are due to mature within six months.

   (d)  Organization Expenses

   Organization expenses were amortized on the straight-line

basis over 60 months.  As of December 31, l993, organization expenses were fully amortized.

   (e)  Income Taxes

   No provision for Federal and State income taxes has been

made in the accompanying financial statements as Cinema Plus,

L.P. is a partnership, with all income tax consequences

flowing directly to its partners.  As of December 31, 1995

and 1994, reported amounts of the Partnership's assets less

liabilities were greater (less) than the tax bases by

$1,838,000 and ($418,000), respectively.

   (f)  Payable to General Partners

   A portion of the Production and Overhead Fee to the

General Partners is paid in accordance with a set schedule.

Interest accrues on the balance at a rate equal to the

interest rate earned by the Partnership on the short-term

investment of its funds.  Accordingly, as of December 31,

1995 and 1994, $718,000 and $929,000, respectively, is

recorded as a payable to the General Partners in the

accompanying financial statements.



   (g)  Recognition of Revenues

   Net revenues from the distribution of the Partnership's

Films consist of gross receipts less distribution fees and

expenses.  A distribution fee of 15% of gross domestic

theatrical revenues was paid to Warner Bros., an affiliate of the Managing General Partner, with respect to all four

Partnership Films.  Films are initially distributed in the

theatrical, videocassette and pay television media.

Subsequently, Films are made available for U.S. and foreign

television network exhibition and/or television syndication.

All foreign revenues are received by the Partnership in U.S.

dollars.

   Revenues from the distribution of Films in the theatrical

market are recognized as the Films are exhibited.  Home video revenues, less a provision for returns, are recognized when

the video cassettes are shipped.  Revenues from television

license agreements are recognized when the respective license period begins pursuant to the terms of the license

agreements.  Advances received prior to the Film's

availability are deferred.

   (h)  Motion Picture Production Costs and Amortization

   Motion Picture Production Costs represent the amounts

expended by the Partnership in connection with the production of the Partnership Films and are stated at the lower of

unamortized cost or net realizable value.  In addition,

interest incurred during production as well as print and

advertising expenditures which benefit future periods have

been capitalized and included in Motion Picture Production

Costs.  Motion Picture Production Costs are amortized under

the individual film forecast method based on net revenues

recognized in proportion to the Partnership's estimate of

ultimate net revenues to be received.  Unamortized Motion

Picture Production Costs are compared quarterly with the net realizable value on a film by film basis, and losses are

recognized to the extent of any excess of costs over net

realizable value with respect to each Film.

   Based on estimates of net revenue as of December 31, 1995,

approximately 100% of unamortized Motion Picture Production

Costs applicable to the released Films will be amortized by

December 31, 1997.

   (i)  Deferred Revenue

   Deferred Revenue represents Foreign Distribution Advances

for the Partnership Films "Don't Tell Mom the Babysitter's

Dead" ("Don't Tell Mom"), "Mom and Dad Save the World" ("Mom

and Dad") that were received during the years ended December

31, 1995 and 1994 for territories in which the theatrical

print or video cassette was not yet delivered or the pay

television license period for these Films had not begun at

that respective date.  The revenue related to these advances along with related costs will be recorded after the

theatrical print or video cassette is delivered or pay

television license period begins in each applicable foreign

territory.



3.  Receivable from HBO

   (a)  Network Receivable from HBO

   Pursuant to the HBO License Agreement, the Partnership has

granted domestic network television distribution rights in

the Films to HBO, and HBO has caused such rights to be

licensed to Warner Bros.  HBO and Warner Bros. receive in the aggregate a distribution fee of  no more than 20% of the

gross proceeds received from the exploitation of their

network television distribution rights in each Film.  The

remaining revenues, less distribution expenses and guild

residuals, are remitted to the Partnership.  During the years ended December 31, 1995 and l994, the Partnership recognized net revenue of $50,000 and $1,247,000, respectively, for the films "Ricochet" and "Don't Tell Mom" which were available

for airing on network television.  The Partnership received

$848,000 and $27l,000 during 1995 and l994, respectively, for the Films "Ricochet" and "Don't Tell Mom." A total of

$453,000 is recorded as a network receivable from HBO with

respect to the Film "Ricochet," and is included in the

Receivable from HBO in the accompanying financial statements as of December 31, 1995.  As of December 31, 1994, $1,251,000

was recorded as a network receivable from HBO and was

included in the Receivable from HBO in the accompanying

financial statements.

    (b)  Syndication Receivable from HBO

    Domestic syndication television rights in the Films are

licensed by HBO (or  a subdistributor designated by HBO) on

behalf of the Partnership.  HBO and its subdistributor, if

any, receive distribution fees aggregating no more than

37.5% of the gross receipts from such license.  Gross

receipts less distribution fees and expenses and guild

residuals are remitted to the Partnership.  During the year

ended December 31, 1995, the Partnership received $l68,000

with respect to "Switch" and recognized net revenue from

syndicated television of $39,000.  As of December 31, 1995,

$0 is recorded as a syndication receivable from HBO.  As of

December 31, 1994, $129,000 was recorded as a syndication

receivable from HBO and was included in the Receivable from

HBO in the accompanying financial statements.

   (c) Net Domestic Video Receivable From/Payable To HBO

    Domestic consumer video distribution rights in the

Films have been licensed to HBO.  The Partnership receives

l00% of domestic consumer video revenues (after the

deduction of direct manufacturing, marketing, advertising

and distribution costs, and guild residuals as well as any

amounts recoupable by HBO) from each Film until the

Partnership has received sufficient funds from domestic

consumer video and all prior sources to recoup its

Investment in the Film ("Video Breakeven").  Thereafter, the

Partnership receives 35% of domestic consumer video revenues

(after deduction of direct manufacturing, marketing,

advertising and distribution costs and guild residuals).

   During the year ended December 31, l995, the Partnership

recognized revenues of $80,000 from net domestic home video

distribution.  In addition, during the year ended December

31, l995 the Partnership paid HBO the amount of $10,000  due to net domestic video returns for the Film "Mom and Dad."

Based upon estimates of ultimate net revenues as of December

31, 1995, the Partnership will not reach Video Breakeven for any Film with the exception of "Don't Tell Mom."

    During the year ended December 31, l995, the

Partnership received $20,000 from the net domestic home

video distribution of all of its Films.  As of December 31,

l995, $60,000 is recorded as a net domestic video receivable from HBO and has been included in the Receivable from HBO in the accompanying financial statements.  As of December 31,

1994, $10,000 was recorded as a net domestic video payable

to HBO and included in the Payable to  HBO in the

accompanying financial statements.

       (d)  Foreign Receivable from HBO

       As the HBO Commitment with respect to "Richochet" has

been fully repaid, any future foreign receipts for this Film will be remitted to the Partnership net of any guild

residuals, distribution fees and expenses.  As of December

31, 1995, $821,000 (including accrued interest) is recorded

as a foreign receivable from HBO.



4.  Payable to HBO

   The Payable to HBO at December 31, 1995 and l994

(including accrued interest) consists of the following

amounts:

                                         1995           1994

   HBO Commitment                $   404,000     $1,276,000
   Shortfall Production Advance                  0
728,000
   Print and Advertising Expenditures                 228,000
236,000
   HBO Interest Recoupment         3,968,000       3,750,000
    (See Note 5)
   Net Domestic Video                            0
10,000
    (See Note 3 (b))
       Total                     $4,600,000
$ 6,000,000

   (a) HBO Commitment

   Pursuant to the HBO License Agreement, HBO advanced to the

Partnership, for investment in each Partnership Film,

approximately 30% of the aggregate production costs of such

Film (the "HBO Commitment").  On a per Film basis, the amount advanced approximated the advance payable to the Partnership for foreign distribution rights (the "Foreign Distribution

Advance") discounted by an amount attributed to interest at

the Prime Rate.  For each Partnership Film, HBO will

generally recoup the HBO Commitment, plus interest at the

Prime Rate, from the Foreign Distribution Advance as it is

paid.  A Foreign Distribution Advance in the amount of

$7,925,000 for the Partnership Film entitled "Switch" was

received during 1991.  The entire HBO Commitment related to

"Switch" was repaid out of these funds.

   Through December 31, 1995, the Partnership has received

HBO Commitment funds in the amount of $15,816,000 in

connection with the production of "Mom and Dad," "Don't Tell

Mom" and "Ricochet."  During l995 and l994, $1,175,000 and

$1,618,000, respectively, of the HBO Commitments (including

interest) were repaid from net Foreign Distribution Advances received with respect to these Films.  In addition, interest was accrued in the amount of $195,000 and $263,000 in l995

and l994, respectively.  The HBO Commitment with respect to

"Ricochet" has been fully repaid as of December 31, 1995.

Based upon current revised estimates of ultimate net foreign revenues as of December 31, 1995, it is anticipated that HBO will fully recoup the HBO Commitment with respect to "Don't

Tell Mom."  As a result, the Partnership's Payable to HBO has been increased by $145,000 during the year ended December 31,

1995 with a corresponding increase  to the capitalized Motion

Picture Production Costs of this Film.  Based upon current

revised estimates of ultimate net foreign revenues as of

December 31, 1995, it is anticipated that HBO will be unable to recoup the HBO Commitment in the amount of $2,456,000 with respect to "Mom and Dad Save the World."  As a result, the

Partnership's Payable to HBO has been reduced by $37,000 for

"Mom and Dad Save the World" during the year ended December

31, 1995 with a corresponding reduction  to the capitalized

Motion Picture Production Costs of this Film.

 (b)   Shortfall Production Advance

   HBO loaned to the Partnership, on a non-recourse basis to

the general and limited partners, the additional funds

necessary to complete the production of the Partnership's

last Film to commence principal photography, entitled

"Ricochet" (the "Shortfall Production Advance").  HBO is

entitled to recoup this loan with interest at the Prime Rate from funds remitted to the Partnership (other than the

Foreign Distribution Advance used to repay the HBO

Commitment) from the exploitation of such Film.  Through

December 31, 1995, the Partnership had received Shortfall

Production Advances aggregating $8,019,000.

   During the years ended December 31, l995 and l994, the

Partnership repaid $753,000 and $63,000, respectively

(including accrued interest of $25,000 and $44,000,

respectively) of the Shortfall Production Advance to HBO from the net domestic video and network revenue received with

respect to the Film "Ricochet."  As of December 31, 1995, HBO

has fully recouped this loan.

 (c)   Print and Advertising Expenditures

   As of December 31, 1995, $43,262,000 of domestic print and advertising expenditures and related interest were incurred

in connection with the Partnership's four Films.  All of

these expenditures were advanced by Warner Bros. on behalf of

HBO and HBO will reimburse Warner Bros. for all amounts not

recouped from domestic theatrical and non-theatrical

distribution.  Pursuant to the HBO License Agreement, and

based upon estimates of ultimate net revenues and ultimate

print and advertising expenditures as of December 31, 1995,

$31,829,000 of the $43,262,000 is reimbursable (and most of

which has been repaid) by the Partnership to HBO with HBO

being responsible for the remaining $11,433,000.  $32,004,000 of print and advertising expenditures had been capitalized as

Motion Picture Production Costs as of December 31, l993.

However, based upon estimates of ultimate net revenues of the

Film "Mom and Dad Save the World" as of December 31, 1995, it

is anticipated that HBO will be unable to recoup Print and

Advertising Expenditures in the amount of $175,000 with

respect to this Film and, as a result, as of December 31,

l995, the Partnership's Payable to HBO has been reduced by an additional $l75,000 with a corresponding reduction to the

Motion Picture Production Costs of such Film.

   During the years ended December 31, 1995 and l994, the

Partnership recognized revenues, net of distribution fees, of

$9,000, and $17,000, respectively, from the domestic

theatrical distribution of its released Films.  All of these revenues were applied toward the recoupment of the print and advertising expenditures described above.

   During the year ended December 31, 1995, the Partnership

increased its payable to HBO for print and advertising

expenses incurred for the Film "Mom and Dad Save the World"

in the amount of $10,000 (including interest) primarily due

to net domestic video returns with respect to that Film.

   During the years ended December 31, 1995 and l994, the

Partnership repaid to HBO a portion of the print and

advertising expenses incurred for the Film "Mom and Dad Save the World" in the amount of $9,000 and $11,000, respectively

(including accrued interest), from the net domestic video

revenue received with respect to that Film.



5. Assured Return of Film Investment and the HBO Interest

Recoupment

   Under the HBO License Agreement, if net proceeds from all

sources to the Partnership are less than 115% of the

Partnership Investment in any Film, HBO will pay to the

Partnership on the seventh anniversary of the initial

theatrical release of that Film an additional license fee

sufficient to assure an aggregate return to the Partnership

of ll5% of the Partnership Investment in that Film (the

"Assured Return of Film Investment Payment" or "ARFIP").

Based on the anticipated performance of each of the four

Films in release at December 31, 1995, it is expected that

HBO will be required to make an Assured Return on Film

Investment Payment with respect to each of these Films.

Accordingly, $21,355,000 and $20,684,000 (amounts present

valued at the Prime Rate as of the initial theatrical release of each film) were recorded by the Partnership as a

receivable in the accompanying financial statements as of

December 31, 1995 and l994, respectively.

   With respect to any Film for which an ARFIP is made, HBO

will be thereafter entitled to receive from the Partnership

any additional revenues received by the Partnership with

respect to that Film until the entire amount of such ARFIP

has been recouped by HBO.  If HBO has not recouped this ARFIP for a Film by July l999, the Partnership will be required to pay to HBO at that time an amount (the "HBO Interest

Recoupment") equal to the lesser of: (a) the sum of the

unrecouped ARFIP and the non-standard television residuals

for such Film or (b) the Per Film Interest (as defined

below).  "Per Film Interest" represents the interest income

earned on Partnership Funds awaiting investment in Films

divided by the four Partnership Films.  $218,000, and

$246,000 was recorded by the Partnership as an expense for

the years ended December 31, 1995 and l994, respectively.

Accordingly, $3,968,000 and $3,750,000 (amounts present

valued) was recorded by the Partnership and included in the

Payable to HBO in the accompanying financial statements as of

December 31, l995 and l994, respectively.  This expense does not have any effect on the Partnership's entitlement to

receive 115% of the Partnership Investment in Films.



6. Supplemental Disclosure of Cash Flow Information

   The Partnership paid $432,000 and $297,000 of interest to

HBO in the years ended December 31, 1995 and 1994,

respectively.  All payables to HBO earned interest at the

Prime Rate, which was 8.5% at December 31, l995 and l994.

7. Current Operations

     The Partnership has financed four Films.  All of these Films have completed their domestic theatrical and initial video

releases and are currently being distributed in various ancillary media.  Future revenue is expected to be recorded from

distribution in the domestic syndication and the remaining

foreign markets.  No other films will be financed by the

Partnership.

     During the year ended December 31, 1995, the Partnership

recognized net revenue in the amounts of $9,000, $1,912,000,

$80,000, $50,000 and $39,000 with respect to the domestic

theatrical, foreign, domestic video, network television and

domestic syndication markets, respectively, for its Films.

During the year ended December 31, l995, third party

participations expense for "Don't Tell Mom" was $67,000 thereby decreasing the Partnership's net revenue by a corresponding

amount.

     Through December 31, 1995, $25,559,000, $22,135,000,

$18,871,000 and $31,966,000 (including the HBO Commitment, the

Shortfall Production Advance and capitalized Print and

Advertising Expenditures which benefit future periods) had been incurred toward the production of "Switch," "Don't Tell Mom,"

"Mom and Dad" and "Ricochet," respectively.

     For the years ended December 31, l995, 1994 and l993, Motion

Picture Production Costs have been reduced by amortization of

$966,000, $2,884,000 and $6,376,000, respectively.

     For the purposes of computing the net income per unit and

the paid and accrued distributions to partners, income and

distributions have been allocated 1% to the Administrative

General Partner and 99% to the limited partners.

8.  Legal Proceedings

   On August 14, 1995, a lawsuit styled as a class action

was filed by two holders of

Cinema Plus limited partnership units in the United States

District Court of the Western District of Pennsylvania against

HBO Film Management, Inc. and Entertainment Finance Services,

Inc., the general partners of Cinema Plus, Home Box Office, Inc.,

and Kidder, Peabody & Co., Incorporated and Smith Barney Inc.,

two of the underwriters of the original sale of limited

partnership units of Cinema Plus.  Cinema Plus has not been named as a defendant in the lawsuit.  The lawsuit alleged various

violations of law by the defendants in connection with the

original sale of limited partnership units of Cinema Plus and the subsequent operation of Cinema Plus.  The action was dismissed on

March 4, 1996.  On March 20, 1996 the plaintiffs filed a Notice of Appeal in the Third Circuit Court of Appeals.  The defendants believe the lawsuit to be without merit and are vigorously

defending it.