Form 10-Q
period 1996-03-31
CINEMA PLUS LP
filed 1996-05-14
CIK 822368

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1996

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

                              Yes  X         No____

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            INDEX

                                             PAGE


Balance Sheets at March 31, 1996 and December 31,
1995...................3

Statements of Operations for the Three Months Ended
      March 31, 1996 and
1995........................................................
 ..........4

Statements of Cash Flows for the Three Months Ended
      March 31, 1996 and
1995........................................................
 ..........5

Notes to Financial
Statements..................................................
 ...............6




                      CINEMA PLUS, L.P
              (A Delaware Limited Partnership)
                       BALANCE SHEETS
                          Unaudited
                       (000's Omitted)


                                Unaudited
                                     March   December
                                31,         31,
                                         1           1
                                996         995
ASSETS
Cash and Cash Equivalents                $           $
                                     1,032         192
Short-Term Investments               2,352       2,306
Receivable from HBO (Note 2)           352       1,334
Assured Return of Film
Investment Payment
   Receivable (Note 4)              20,987      21,355
Motion Picture Production
Costs, net of
   accumulated amortization of
$97,924 and
    $97,780, respectively
                                       564         751

                       Total             $           $
Assets                              25,287      25,938

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                201         205
  Payable to General Partners          727         718
(Note 5)
  Deferred Revenue                       0         177
  Payable to HBO (Notes 3 & 4)
                                     4,625       4,600
                      Total              $           $
Liabilities                          5,553       5,700

Partners' Capital (Note 7):
  General Partners                        $          $
                                      (178)      (173)
   Limited Partners
                                    19,912      20,411

                       Total             $           $
Partners' Capital                   19,734      20,238

                       Total
Liabilities and Partners'
                                         $           $
Capital                             25,287      25,938

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

                  STATEMENTS OF OPERATIONS
                          Unaudited
     (000's Omitted, except net (loss) income per unit)

                                           For the Three
Months Ended March 31,

1996                    1995
Net Revenue from Motion
Pictures
    (Note 7)                  $       $
                            162     266

Expenses:
    Motion Picture          144     183
Production Costs
    Professional and
Other Fees                   69      79

                            213     262

(Loss) Income from
Operations                 (51)       4

Assured Return of Film
Investment
  Payment (Note 4)        (368)     396
HBO Interest Recoupment    (77)    (84)
(Note 4)
Interest Expense (Notes    (43)    (77)
3 & 6)
Interest Income
                             35      28

Net (Loss) Income             $       $
                          (504)     267

Net (Loss) Income
Attributable to
  General Partners            $       $
                            (5)       3
Net (Loss) Income
Attributable to
  Limited Partners            $       $
                          (499)     264

Net (Loss) Income Per
Unit of
  Limited Partnership
Interest
  (43,286 units)         $(11.5       $
                             3)    6.10

     See accompanying notes to the financial statements.


                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                          Unaudited
                       (000's Omitted)

For the Three Months Ended March 31,

1996                            1995
Operating Activities:
Net (Loss) Income                            $           $
                                         (504)         267
Adjustments to Reconcile Net
(Loss) Income to
   Net Cash Provided by Operating
Activities:
    Decrease in Receivable from            982          57
HBO
    Decrease (Increase) in
Assured Return of Film
      Investment Payment                   368       (396)
Receivable
    Decrease in Motion Picture              43          83
Production Costs
    Amortization of Motion
Picture Production
       Costs                               144         183
    Decrease in Accrued Expenses
and Accounts
        Payable                            (4)        (25)
     Increase in Payable to                  9          14
General Partners
     (Decrease) Increase in
Deferred Revenue                         (177)           6
        Net Cash Provided by
Operating Activities                       861         189

Investing Activities:
Purchase of Short-Term                 (1,966)     (1,337)
Investments
Redemption of Short-Term
Investments                              1,920       1,253
        Net Cash Used by
Investing  Activities                     (46)        (84)

Financing Activities:
Increase (Decrease) in Payable to
HBO                                         25       (182)

        Net Cash Provided (Used)
by Financing
          Activities
                                            25       (182)
Increase (Decrease) In Cash and
Cash
  Equivalents                              840        (77)
Cash and Cash Equivalents at
beginning of year                          192         359
Cash and Cash Equivalents at end             $           $
of period                                1,032         282

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

Partnership's financial position as of March 31, 1996 and

the results of its operations and changes in cash flows for

the periods ended March 31, 1996 and 1995.  Results of

operations for the period ended March 31, 1996 are not

necessarily indicative of the results that may be expected

for the entire year.

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

During the three month period ended March 31, 1996, the

Partnership recognized net expenses of $102,000 with respect to "Ricochet."  As of March 31, 1996, $351,000 is recorded

as a network receivable from HBO with respect to the Film

"Ricochet."



(b)  Foreign Receivable from HBO

    As the HBO Commitment with respect to "Ricochet" has

been fully repaid, any future foreign receipts for this Film shall be remitted to the Partnership net of any guild

residuals, distribution fees and expenses.  During the three month period ended March 31, 1996, the Partnership received

$820,000 (including interest) from the foreign distribution

of the Film "Ricochet."  As of March 31, 1996, $1,000 is

recorded as a foreign receivable from HBO.

(c)  Net Domestic Video

    During the three month period ended March 31, 1996, the

Partnership received $60,000 from the net domestic video

distribution of all of its Films.  As of March 31, 1996,

there is no net domestic video receivable from HBO.

3.  Payable to HBO

    The payable to HBO at March 31, 1996 and December 31,

1995 (including accrued interest) consists of the following

amounts:


                                3/31/96     12/31/95


HBO Commitment                           $           $
                                   364,000     404,000
Print and Advertising              216,000     228,000
Expenditures
HBO Interest Recoupment (See
Note 4)                          4,045,000   3,968,000

Total                                    $           $
                                 4,625,000   4,600,000


    (a)  HBO Commitment

    During the three month period ended March 31, 1996, an

aggregate of $40,000 (including interest) of the HBO

Commitments with respect to "Don't Tell Mom" and "Mom and

Dad Save the World" was repaid from net Foreign Distribution

Advances with respect to these Films.  In addition, interest was accrued in the amount of $43,000 for the three months

ended March 31, 1996.  Based upon current revised estimates

of ultimate net foreign revenues as of March 31, 1996, it is anticipated that HBO will be unable to recoup the HBO

Commitment in the amount of $2,499,000 with respect to "Mom

and Dad Save the World."  As a result, the Partnership's

Payable to HBO has been reduced by $43,000 for "Mom and Dad

Save the World" during the three months ended March 31,

1996, with a corresponding reduction to the capitalized

Motion Picture Production Costs of this Film.

    (b)  Print and Advertising Expenditures

    During the three month period ended March 31, 1996, the

Partnership recognized $1,000 from the domestic theatrical

distribution of its Films, all of which has been applied to

the payable of print and advertising expenditures incurred

to date.  During the three month period ended March 31,

1996, the Partnership repaid to HBO a portion of the print

and advertising expenses incurred for the Film "Mom & Dad

Save the World" in the amount of $11,000 from the net

domestic video revenue received with respect to that Film.

4.  Assured Return of Film Investment Payment and the HBO

Interest Recoupment

    Based on the anticipated performance of each of the

four Films in release at March 31, 1996, it is expected that

HBO will be required to make an Assured Return of Film

Investment Payment ("ARFIP") with respect to each of these

Films.  Accordingly, $20,987,000 (amount present valued) was recorded by the Partnership as a receivable from HBO in the

accompanying financial statements as of March 31, 1996.

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

Accordingly, an HBO Interest recoupment in the amount of

$4,045,000 (amount present valued) has been recorded by the

Partnership and included in the Payable to HBO in the

accompanying financial statements as of March 31, 1996.

5.  Payable to General Partners

    A portion of the Production and Overhead Fee is paid to

the General Partners in accordance with a set schedule.

Interest accrues on the balance at a rate equal to the

interest rate earned by the Partnership on the short-term

investment of its funds.  Accordingly, as of March 31, 1996,

$727,000 is recorded as a Payable to General Partners in the accompanying financial statements.

6.  Supplemental Disclosure of Cash Flow Information

    The Partnership paid $11,000 and $66,000 of interest in

the three months ended March 31, 1996 and 1995,

respectively.

7.  Current Operations

    The Partnership has financed four Films.  All of these

Films have completed their domestic theatrical and initial

video releases and are being distributed in various

ancillary media.  No other films will be financed by the

Partnership.

    During the three months ended March 31, 1996, the

Partnership recognized net revenue (expense) in the amounts

of $1,000, $262,000 and ($102,000) with respect to the

domestic theatrical, foreign and network television markets,

respectively, of its Films.  During the three months ended

March 31, 1996, the third party participation expense for

"Don't Tell Mom" was decreased by $1,000 thereby increasing

the Partnership's net revenue for the period.

    For the purpose of computing net (loss) income per

unit, the (loss) income has been allocated 99% to the

limited partners and 1% to the Administrative General

Partner.

8.  Additional Information

    Additional information, including the audited 1995

Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1995 on

file with the Securities and Exchange Commission.

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

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results

    of Operations

a.  Financial Condition

   As of March 31, 1996, the Partnership held cash and cash

equivalents of $1,032,000 and short-term investments of

$2,352,000.

   The Partnership invested in the production of four Films.

As of March 31, 1996, an aggregate of $98,488,000 (including the HBO Commitments) had been incurred toward the production and theatrical release of these Films.

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

   As of March 31, 1996, the Partnership's net payable to

HBO totaled $4,625,000.  Of this amount, $4,045,000 relates

to the HBO Interest Recoupment which is not payable until

one month after the last ARFIP proceeds are received from

HBO.  Based on current estimates of ultimate net revenues,

it is anticipated that the remainder of the payable to HBO

at March 31, 1996 will be substantially repaid to HBO within the next two years.

     Since the Partnership is not anticipating significant

future revenues (other than those used to repay HBO) until

the Assured Return of Film Investment Payments are received

from HBO in 1998 and 1999, the Partnership's future

operating expenses are expected to be met from current cash

and short-term investments.  Management believes that the

cash and short-term investments held at March 31, 1996 are

sufficient to meet its liquidity needs without the need to

obtain external financing from a third party or its General

Partners.  Cash distributions will be made only as

signficant cash becomes available from the exploitation of

the Films in excess of the payables due to HBO or as the

Assured Return of Film Investment Payments are received from

HBO.

b.  Results of Operations

   For the three month period ended March 31, 1996, the

Partnership recorded net revenue of $162,000 due primarily

to the performance of its Films in the foreign markets

offset by amortization of related Motion Picture Production

Costs of $144,000.  For the three months ended March 31,

1996, the Partnership recorded a decrease in the Assured

Return of Film Investment Payment of $368,000 primarily due

to an increase in the ultimate net revenue projections with

respect to "Ricochet" offset, in part, by the decrease in

the discount period.  The Partnership recorded HBO Interest

Recoupment expense of $77,000 due primarily to the decrease

in the discount period.

   For the three month period ended March 31, 1995, the

Partnership recorded net revenue of $266,000 due primarily

to the performance of its Films in the foreign markets

offset by amortization of  related Motion Picture Production

Costs of $183,000.  For the three months ended March 31,

1995, the Partnership recorded an increase in the Assured

Return of Film Investment Payment of $396,000 due primarily

to the decrease in the discount period.  The Partnership

recorded HBO Interest Recoupment expense of $84,000 due

primarily to the decrease in the discount period.

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

Item 3.Defaults Upon Senior Securities
     None

Item 4.Submission of Matters to a Vote of Security Holders
     None

Item 5.      Other Information
     None

Item 6.Exhibits and Reports on Form 8-K
     A).  Exhibits

                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER

                  27                 Financial Data Schedule

     B).  The Partnership did not file any reports on Form 8-
K during the quarter                           ended March
31, 1996.

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


                              CINEMA PLUS, L.P.
                              a Delaware Limited Partnership

                              By:     Entertainment Finance
Services, Inc.,
                                         as Administrative
General Partner




May 14, 1996                  By:  /s/ Bradley J. Wechsler
     Date                          Bradley J. Wechsler
                                   President