Form 10-Q
period 1996-06-30
CINEMA PLUS LP
filed 1996-08-14
CIK 822368

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1996

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

                              Yes  X         No____

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            INDEX

                                             PAGE


Balance Sheets at June 30, 1996 and December 31,
1995......................3

Statements of Operations for the Three and Six Months Ended
      June 30, 1996 and
1995........................................................
 ............4

Statements of Cash Flows for the Six Months Ended
      June 30, 1996 and
1995........................................................
 ............5

Notes to Financial
Statements..................................................
 ..............6




                      CINEMA PLUS, L.P
              (A Delaware Limited Partnership)
                       BALANCE SHEETS
                          Unaudited
                       (000's Omitted)


                                Unaudited
                                     June    December
                                30,         31,
                                         1           1
                                996         995
ASSETS
Cash and Cash Equivalents                $           $
                                       987         192
Short-Term Investments               2,323       2,306
Receivable from HBO (Note 2)         1,425       1,334
Assured Return of Film
Investment Payment
   Receivable (Note 4)              21,275      21,355
Motion Picture Production
Costs, net of
   accumulated amortization of
$98,020 and
    $97,780, respectively
                                       448         751

                       Total             $           $
Assets                              26,458      25,938

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                191         205
  Payable to General Partners          735         718
(Note 5)
  Deferred Revenue                       0         177
  Payable to HBO (Notes 3 & 4)
                                     4,684       4,600
                      Total              $           $
Liabilities                          5,610       5,700

Partners' Capital (Note 7):
  General Partners                        $          $
                                      (167)      (173)
   Limited Partners
                                    21,015      20,411

                       Total             $           $
Partners' Capital                   20,848      20,238

                       Total
Liabilities and Partners'
                                         $           $
Capital                             26,458      25,938

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

                  STATEMENTS OF OPERATIONS
                          Unaudited
         (000's Omitted, except net income per unit)

                                                         For
the Three Months   For the Six Months
                         Ended June 30,  Ended June 30,

1996                    1995  1996               1995
Net Revenue from Motion
Pictures
    (Note 7)                  $       $      $       $
                          1,073     171  1,235     437

Expenses:
    Motion Picture           96     107    240     290
Production Costs
    Professional and
Other Fees                   87      97    156     176

                            183     204    396     466

Income (Loss) from
Operations                  890    (33)    839    (29)

Assured Return of Film
Investment
  Payment (Note 4)          288     448   (80)     844
HBO Interest Recoupment    (53)   (124)  (130)   (208)
(Note 4)
Interest Expense (Notes    (42)    (69)   (85)   (146)
3 & 6)
Interest Income
                             31      29     66      57

Net Income                    $       $      $       $
                          1,114     251    610     518

Net Income Attributable
to
  General Partners            $       $      $       $
                             11       2      6       5
Net Income Attributable
to Limited
  Partners                    $       $      $       $
                          1,103     249    604     513

Net Income Per Unit of
Limited
  Partnership Interest
  (43,286 units)              $       $      $       $
                          25.48    5.75  13.95   11.85

     See accompanying notes to the financial statements.


                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                          Unaudited
                       (000's Omitted)

For the Six Months Ended June 30,

1996                      1995
Operating Activities:
Net Income                                   $           $
                                           610         518
Adjustments to Reconcile Net
Income to
   Net Cash Provided by Operating
Activities:
    (Increase) Decrease in                (91)         977
Receivable from HBO
    Decrease (Increase) in
Assured Return of Film
      Investment Payment                    80       (844)
Receivable
    Decrease in Motion Picture              63          98
Production Costs
    Amortization of Motion
Picture Production
       Costs                               240         290
    Decrease in Accrued Expenses
and Accounts
        Payable                           (14)        (94)
     Increase in Payable to                 17          28
General Partners
     (Decrease) Increase in
Deferred Revenue                         (177)          16
        Net Cash Provided by
Operating Activities                       728         989

Investing Activities:
Purchase of Short-Term                 (2,278)     (3,346)
Investments
Redemption of Short-Term
Investments                              2,261       3,105
        Net Cash Used by
Investing  Activities                     (17)       (241)

Financing Activities:
Increase (Decrease) in Payable to
HBO                                         84       (904)

        Net Cash Provided (Used)
by Financing
          Activities
                                            84       (904)
Increase (Decrease) In Cash and
Cash
  Equivalents                              795       (156)
Cash and Cash Equivalents at
beginning of year                          192         359
Cash and Cash Equivalents at end             $           $
of period                                  987         203

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

Partnership's financial position as of June 30, 1996 and the results of its operations and changes in cash flows for the

periods ended June 30, 1996 and 1995.  Results of operations for the period ended June 30, 1996 are not necessarily

indicative of the results that may be expected for the

entire year.

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

During the six month period ended June 30, 1996, a second

network license between Warner Bros. and ABC was entered

into with respect to the Film "Ricochet."  Accordingly,

during the six month period ended June 30, 1996, the

Partnership recognized net revenue of $882,000 with respect

to "Ricochet."  As of June 30, 1996, $1,335,000 is recorded

as a network receivable from HBO with respect to the Film

"Ricochet."



(b)  Foreign Receivable from HBO

    As the HBO Commitment with respect to "Ricochet" has

been fully repaid, any additional foreign receipts for this

Film shall be remitted to the Partnership net of any guild

residuals, distribution fees and expenses.  During the six

month period ended June 30, 1996, the Partnership received

$821,000 (including interest) from the foreign distribution

of the Film "Ricochet."  As of June 30, 1996, there is no

foreign receivable from HBO.

(c)  Net Domestic Video

    During the six month period ended June 30, 1996, the

Partnership recognized revenue of $90,000 from net domestic

home video distribution of all of its Films.  During the six month period ended June 30, 1996, the Partnership received

$60,000 from the net domestic video distribution of all of

its Films.  As of June 30, 1996, $90,000 is recorded as a

net domestic video receivable from HBO.

3.  Payable to HBO

    The payable to HBO at June 30, 1996 and December 31,
1995 (including accrued

 interest) consists of the following amounts:



                                6/30/96     12/31/95

HBO Commitment                           $           $
                                   370,000     404,000
Print and Advertising              216,000     228,000
Expenditures
HBO Interest Recoupment (See
Note 4)                          4,098,000   3,968,000

Total                                    $           $
                                 4,684,000   4,600,000


 (a)  HBO Commitment

    During the six month period ended June 30, 1996, an

aggregate of $56,000 (including interest) of the HBO

Commitments with respect to "Don't Tell Mom" and "Mom and

Dad Save the World" was repaid from net Foreign Distribution

Advances with respect to these Films.  In addition, interest was accrued in the amount of $85,000 for the six months

ended June 30, 1996.  Based upon current revised estimates

of ultimate net foreign revenues as of June 30, 1996, it is

anticipated that HBO will be unable to recoup the HBO

Commitment in the amount of $2,519,000 with respect to "Mom

and Dad Save the World."  As a result, the Partnership's

Payable to HBO has been reduced by $63,000 for "Mom and Dad

Save the World" during the six months ended June 30, 1996,

with a corresponding reduction to the capitalized Motion

Picture Production Costs of this Film.

    (b)  Print and Advertising Expenditures

    During the six month period ended June 30, 1996, the

Partnership recognized $1,000 from the domestic theatrical

distribution of its Films, all of which has been applied to

the payable of print and advertising expenditures incurred

to date.  During the six month period ended June 30, 1996,

the Partnership repaid to HBO a portion of the print and

advertising expenses incurred for the Film "Mom & Dad Save

the World" in the amount of $11,000 from the net domestic

video revenue received with respect to that Film.

4.  Assured Return of Film Investment Payment and the HBO

Interest Recoupment

    Based on the anticipated performance of each of the

four Films in release at June 30, 1996, it is expected that

HBO will be required to make an Assured Return of Film

Investment Payment ("ARFIP") with respect to each of these

Films.  Accordingly, $21,275,000 (amount present valued) was recorded by the Partnership as a receivable from HBO in the

accompanying financial statements as of June 30, 1996.

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

Accordingly, an HBO Interest recoupment in the amount of

$4,098,000 (amount present valued) has been recorded by the

Partnership and included in the Payable to HBO in the

accompanying financial statements as of June 30, 1996.

5.  Payable to General Partners

    A portion of the Production and Overhead Fee is paid to

the General Partners in accordance with a set schedule.

Interest accrues on the balance at a rate equal to the

interest rate earned by the Partnership on the short-term

investment of its funds.  Accordingly, as of June 30, 1996,

$735,000 is recorded as a Payable to General Partners in the accompanying financial statements.

6.  Supplemental Disclosure of Cash Flow Information

    The Partnership paid $15,000 and $279,000 of interest

in the six months ended June 30, 1996 and 1995,

respectively.

7.  Current Operations

    The Partnership has financed four Films.  All of these

Films have completed their domestic theatrical and initial

video releases and are being distributed in various

ancillary media.  No other films will be financed by the

Partnership.

    During the six months ended June 30, 1996, the

Partnership recognized net revenue in the amounts of $1,000,

$277,000, $882,000 and $90,000 with respect to the domestic

theatrical, foreign, network television and net domestic

video markets, respectively, of its Films.  During the six

months ended June 30, 1996, the third party participation

expense for "Don't Tell Mom" was increased by $15,000

thereby decreasing the Partnership's net revenue for the

period.

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

4, 1996.  On March 20, 1996 the plaintiffs filed a Notice of

Appeal in the Third Circuit Court of Appeals.  The

defendants believe the lawsuit to be without merit and are

vigorously defending it.  Oral argument before the Third

Circuit Court of Appeals is currently scheduled for October

3, 1996.

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results

    of Operations

a.  Financial Condition

   As of June 30, 1996, the Partnership held cash and cash

equivalents of $987,000 and short-term investments of

$2,323,000.

   The Partnership invested in the production of four Films.

As of June 30, 1996, an aggregate of $98,468,000 (including

the HBO Commitments) had been incurred toward the production and theatrical release of these Films.

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

   As of June 30, 1996, the Partnership's net payable to HBO

totaled $4,684,000.  Of this amount, $4,098,000 relates to

the HBO Interest Recoupment which is not payable until one

month after the last ARFIP proceeds are received from HBO.

Based on current estimates of ultimate net revenues, it is

anticipated that the remainder of the payable to HBO at June

30, 1996 will be substantially repaid to HBO within the next two years.

     Since the Partnership is not anticipating significant

future revenues (other than those used to repay HBO) until

the Assured Return of Film Investment Payments are received

from HBO in 1998 and 1999, the Partnership's future

operating expenses are expected to be met from current cash

and short-term investments.  Management believes that the

cash and short-term investments held at June 30, 1996 are

sufficient to meet its liquidity needs without the need to

obtain external financing from a third party or its General

Partners.  Cash distributions will be made only as

significant cash becomes available from the exploitation of

the Films in excess of the payables due to HBO or as the

Assured Return of Film Investment Payments are received from

HBO.

b.  Results of Operations

   For the three month period ended June 30, 1996, the

Partnership recorded net revenue of $1,073,000 due primarily to the performance of its Films in the network television

and foreign markets offset by amortization of related Motion

Picture Production Costs of $96,000.  Amortization of Motion

Picture Production Costs was relatively low in comparison to revenues due to the fact that a majority of the costs

related to network revenue had been amortized in prior

periods.  For the three months ended June 30, 1996, the

Partnership recorded an increase in the Assured Return of

Film Investment Payment of $288,000 primarily due to the

decrease in the discount period.  The Partnership recorded

HBO Interest Recoupment expense of $53,000 due primarily to

the decrease in the discount period.

   For the three month period ended June 30, 1995, the

Partnership recorded net revenue of $171,000 due primarily

to the performance of its Films in the foreign markets

offset by amortization of  related Motion Picture Production

Costs of $107,000.  For the three months ended June 30,

1995, the Partnership recorded an increase in the Assured

Return of Film Investment Payment of $448,000 due primarily

to the decrease in the discount period.  The Partnership

recorded HBO Interest Recoupment expense of $124,000 due

primarily to the decrease in the discount period.

   For the six month period ended June 30, 1996, the

Partnership recorded net revenue of $1,235,000 due primarily to the performance of its Films in the network television

and foreign  markets offset by amortization of  related

Motion Picture Production Costs of $240,000.  For the six

months ended June 30, 1996, the Partnership recorded a

decrease in the Assured Return of Film Investment Payment of

$80,000 primarily due to an increase in the ultimate net

revenue projections with respect to "Ricochet" offset, in

part, by the decrease in the discount period.  The

Partnership recorded HBO Interest Recoupment expense of

$130,000 due primarily to the decrease in the discount

period.

   For the six month period ended June 30, 1995, the

Partnership recorded net revenue of $437,000 due primarily

to the performance of its Films in the foreign  markets

offset by amortization of  related Motion Picture Production

Costs of $290,000.  For the six months ended June 30, 1995,

the Partnership recorded an increase in the Assured Return

of Film Investment Payment of $844,000 primarily due to the

decrease in the discount period.  The Partnership recorded

HBO Interest Recoupment expense of $208,000 due primarily to the decrease in the discount period.

                  PART II-OTHER INFORMATION

Item 1.      Legal Proceedings

     On August 14, 1995 a lawsuit styled as a class action was filed by two holders of
     Cinema Plus limited partnership units in the United
     States District Court of the Western District of
     Pennsylvania against HBO Film Management, Inc. and
     Entertainment Finance Services, Inc., the general partners of Cinema Plus, Home Box Office, Inc., and
     Kidder, Peabody & Co., Incorporated and Smith Barney
     Inc., two of the underwriters of the original sale of limited partnership units of Cinema Plus. Cinema Plus has not been named as a defendant in the lawsuit. The lawsuit alleges various violations of law by the defendants in connection with the original sale of limited partnership units of Cinema Plus and the subsequent operation of Cinema Plus. The action was dismissed on March 4, 1996. On March 20, 1996 the plaintiffs filed a Notice of Appeal in the Third
     Circuit Court of Appeals. The defendants believe the lawsuit to be without merit and are vigorously defending it. Oral argument before the Third Circuit
     Court of Appeals is currently scheduled for October 3, 1996.

Item 2.  Changes in Securities
     None

Item 3.Defaults Upon Senior Securities
     None

Item 4.Submission of Matters to a Vote of Security Holders
     None

Item 5.      Other Information
     None

Item 6.Exhibits and Reports on Form 8-K
     A).  Exhibits

                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER

                  27                 Financial Data Schedule

     B).  The Partnership did not file any reports on Form 8-
K during the quarter                           ended June
30, 1996.

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


                              CINEMA PLUS, L.P.
                              a Delaware Limited Partnership

                              By:     Entertainment Finance
Services, Inc.,
                                         as Administrative
General Partner




August 12, 1996               By:  /s/ Bradley J. Wechsler
     Date                          Bradley J. Wechsler
                                   President