Form 10-Q
period 1996-09-30
CINEMA PLUS LP
filed 1996-11-13
CIK 822368

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
        For the Quarter Ended September 30, 1996
                           OR
  ___ Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
    For the transition period from
__________to__________
               Commission File Number 0-17469
                      CINEMA PLUS, L.P.
(Exact name of registrant as specified in its certificate
                    of Limited Partnership)

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

                              Yes  X         No____

              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           INDEX

                                             PAGE


Balance Sheets at September 30, 1996 and December 31,
1995......................3

Statements of Operations for the Three and Nine Months
      Ended September 30, 1996 and
1995......................................................
 .. ..........4

Statements of Cash Flows for the Nine Months Ended
      September 30, 1996 and
1995......................................................
 .. ..........5

Notes to Financial
Statements................................................
 .. ......................6

                      CINEMA PLUS, L.P
              (A Delaware Limited Partnership)
                       BALANCE SHEETS
                          Unaudited
                       (000's Omitted)


                                Unaudited
                                September
                                December 30,
                                31,
                                        19           1
                                96          995
ASSETS
Cash and Cash Equivalents       $97         192
Short-Term Investments          2,300       2,306
Receivable from HBO (Note 2)    1,340       1,334
Assured Return of Film
Investment Payment
   Receivable (Note 4)          21,640      21,355
Motion Picture Production
Costs, net ofaccumulated
amortization of $98,017 and
$97,780, respectively
                                   406         751

Total                           $           $
Assets                          25,783      25,938

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
Accrued Expenses and Accounts   $            $
Payable                         161         205
  Payable to General Partners   478         718
(Note 5)
  Deferred Revenue                0         177
  Payable to HBO (Notes 3 & 4)
                              4,757       4,600
                      Total   $          $
Liabilities                   5,396       5,700

Partners' Capital (Note 7):
  General Partners            $          $
                                (172)      (173)
   Limited Partners
                               20,559      20,411

                       Total $           $
Partners' Capital              20,387      20,238

                       Total
Liabilities and Partners'
                              $           $
 Capital                      25,783      25,938
     See accompanying notes to the financial
statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited
Partnership)

                  STATEMENTS OF OPERATIONS
                          Unaudited
       (000's Omitted, except net income per unit)

For the Three Months    For the Nine Months
                              Ended September 30,
Ended September 30,

1996            1995         1996               1995
Net Revenue from Motion
Pictures
    (Note 7)                  $       $      $
$
                          10   218     1,245     655

Expenses:
    Motion Picture        (3)  122       237     412
Production Costs
    Professional and
Other Fees                91    86       247     262

                          88   208       484     674

Income (Loss) from
Operations                78)  10        761    (19)

Assured Return of Film
Investment
  Payment (Note 4)        365  324       285   1,168
HBO Interest Recoupment   (80) (39)     (210)  (247)
(Note 4)
Interest Expense (Notes   (42) (56)     (127)  (202)
3 & 6)
Interest Income
                           30   28        96      85

Net Income                $   $           $       $
                          195   267      805     785

Net Income Attributable
to
  General Partners        $   $          $       $
                            2     3        8       8
Net Income Attributable
to Limited
  Partners                $   $          $       $
                          193   264      797     777

Net Income Per Unit of
Limited
  Partnership Interest
  (43,286 units)              $       $      $       $
                           4.46    6.10  18.41   17.95
     See accompanying notes to the financial
statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited
                  Partnership) STATEMENTS OF
                  CASH FLOWS
                          Unaudited
                       (000's Omitted)

For the Nine Months Ended September 30,

                            1996        1995
Operating Activities:
Net Income                   $           $
                             805         785
Adjustments to Reconcile Net
Income to
   Net Cash Provided by Operating
Activities:
    (Increase) Decrease in    (6)        962
Receivable from HBO
    Increase in Assured Return of
Film
      Investment Payment     (285)     (1,168)
Receivable
    Decrease in Motion Picture 108         163
Production Costs
    Amortization of Motion
Picture Production
       Costs                   237         412
    Decrease in Accrued Expenses
and Accounts
        Payable               (44)       (123)
     Decrease in Payable to  (240)       (221)
General Partners
     (Decrease) Increase in
Deferred Revenue             (177)          23
        Net Cash Provided by
Operating Activities            398         833

Investing Activities:
Purchase of Short-Term        (4,241)     (5,245)
Investments
Redemption of Short-Term
Investments                     4,247       5,658
        Net Cash Provided by
Investing  Activities               6         413

Financing Activities:
Increase (Decrease) in Payable to 157
HBO                                          (1,081)
Distributions Paid to Partners
                                 (656)       (437)
         Net Cash Used by
Financing Activities             (499)     (1,518)

Decrease In Cash and Cash         (95)       (272)
Equivalents
Cash and Cash Equivalents at
beginning of year                192         359
Cash and Cash Equivalents at end $          $
 of period                        97          87
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

Partnership's financial position as of September 30, 1996

and the results of its operations and changes in cash

flows for the periods ended September 30, 1996 and 1995.

Results of operations for the period ended September 30,

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

During the nine month period ended September 30, 1996, a

second network license between Warner Bros. and ABC was

entered into with respect to the Film "Ricochet."

Accordingly, during the nine month period ended September

30, 1996, the Partnership recognized net revenue of

$887,000 with respect to "Ricochet."  As of September 30,

1996, $1,340,000 is recorded as a network receivable from

HBO with respect to the Film "Ricochet."





(b)  Foreign Receivable from HBO

    As the HBO Commitment with respect to "Ricochet" has

been fully repaid, any additional foreign receipts for

this Film are being remitted to the Partnership net of any

guild residuals, distribution fees and expenses.  During

the nine month period ended September 30, 1996, the

Partnership received $821,000 (including interest) from

the foreign distribution of the Film "Ricochet."  As of

September 30, 1996, there is no foreign receivable from

HBO.

(c)  Net Domestic Video

    During the nine month period ended September 30, 1996,

the Partnership recognized revenue of $90,000 from net

domestic home video distribution of all of its Films.

During the nine month period ended September 30, 1996, the

Partnership received $150,000 from the net domestic video

distribution of all of its Films.  As of September 30,

1996, there is no net domestic video receivable from HBO.

3.  Payable to HBO

    The payable to HBO at September 30, 1996 and
December 31, 1995 (including accrued interest) consists of the following amounts:



                                9/30/96     12/31/95
HBO Commitment                   $           $
                                   365,000     404,000
Print and Advertising              214,000     228,000
Expenditures
HBO Interest Recoupment (See
Note 4)                          4,178,000   3,968,000

Total                            $           $
                                 4,757,000   4,600,000


 (a)  HBO Commitment

    During the nine month period ended September 30, 1996,

an aggregate of $58,000 (including interest) of the HBO

Commitments with respect to "Don't Tell Mom" and "Mom and

Dad Save the World" was repaid from net Foreign

Distribution Advances with respect to these Films.  In

addition, interest was accrued in the amount of $127,000

for the nine months ended September 30, 1996.  Based upon

current revised estimates of ultimate net foreign revenues

as of September 30, 1996, it is anticipated that HBO will

be unable to recoup the HBO Commitment in the amount of

$2,564,000 with respect to "Mom and Dad Save the World."

As a result, the Partnership's Payable to HBO has been

reduced by $108,000 for "Mom and Dad Save the World"

during the nine months ended September 30, 1996, with a

corresponding reduction to the capitalized Motion Picture

Production Costs of this Film.

    (b)  Print and Advertising Expenditures

  During the nine month period ended September 30, 1996,

the Partnership recognized $1,000 from the domestic theatrical distribution of its Films, all of which has been applied to the payable of print and advertising expenditures incurred to date. During the nine month period ended September 30, 1996, the Partnership repaid to HBO a portion of the print and advertising expenses incurred for the Film

"Mom & Dad Save the World" in the amount of $23,000 from

the net domestic video revenue received with respect to

that Film.  During the nine month period ended September

30, 1996, the Partnership increased its payable to HBO for

print and advertising expenses incurred for the Film "Mom

& Dad Save the World" in the amount of $10,000.

4.  Assured Return of Film Investment Payment and the HBO

Interest Recoupment

    Based on the anticipated performance of each of the

four Films in release at September 30, 1996, it is

expected that HBO will be required to make an Assured

Return of Film Investment Payment ("ARFIP") with respect

to each of these Films.  Accordingly, $21,640,000 (amount

present valued) was recorded by the Partnership as a

receivable from HBO in the accompanying financial

statements as of September 30, 1996.

    With respect to any Film for which an ARFIP is made,

HBO will be thereafter entitled to receive from the Partnership any additional revenues received by the Partnership with respect to that Film until the entire amount of such ARFIP has been recouped by HBO. If HBO has not recouped the ARFIP for a Film by July 1999, the Partnership will be required to pay to HBO within one month thereafter an amount (the "HBO Interest Recoupment") equal to the lesser of: (a) the sum of the unrecouped
ARFIP and the non-standard television residuals for such Film or (b) the Per Film Interest (as defined below).
"Per Film Interest" represents the interest income earned on Partnership funds awaiting investment in Films divided by the four Partnership Films. Accordingly, an HBO
Interest recoupment in the amount of $4,178,000 (amount present valued) has been recorded by the Partnership and included in the Payable to HBO in the accompanying financial statements as of September 30, 1996.

5.  Payable to General Partners

  A portion of the Production and Overhead Fee is paid to

the General Partners in accordance with a set schedule.

Interest accrues on the balance at a rate equal to the

interest rate earned by the Partnership on the short-term

investment of its funds.  Accordingly, as of September 30,

1996, $478,000 is recorded as a Payable to General

Partners in the accompanying financial statements.

6.  Supplemental Disclosure of Cash Flow Information

   The Partnership paid $16,000 and $323,000 of interest

in the nine months ended September 30, 1996 and 1995,

respectively.

7.  Current Operations

  The Partnership has financed four Films.  All of these

Films have completed their domestic theatrical and initial

video releases and are being distributed in various

ancillary media.  No other films will be financed by the

Partnership.

    During the nine months ended September 30, 1996, the

Partnership recognized net revenue in the amounts of

$1,000, $280,000, $887,000 and $90,000 with respect to the

domestic theatrical, foreign, network television and net

domestic video markets, respectively, of its Films.

During the nine months ended September 30, 1996, the third

party participation expense for "Don't Tell Mom" was

increased by $13,000 thereby decreasing the Partnership's

net revenue for the period.

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

Court of Appeals.  Oral argument before the Third Circuit

Court of Appeals was heard on October 3, 1996. The

defendants believe the lawsuit to be without merit and are

vigorously defending it.

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results

    of Operations

a.  Financial Condition

  As of September 30, 1996, the Partnership held cash and

cash equivalents of $97,000 and short-term investments of

$2,300,000.

 The Partnership invested in the production of four Films.

As of September 30, 1996, an aggregate of $98,423,000

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

  As of September 30, 1996, the Partnership's net payable

to HBO totaled $4,757,000.  Of this amount, $4,178,000

relates to the HBO Interest Recoupment which is payable

within one month after the last ARFIP proceeds are

received from HBO.  Based on current estimates of ultimate

net revenues, it is anticipated that the remainder of the

payable to HBO at September 30, 1996 will be substantially

repaid to HBO within the next two years.

     Since the Partnership is not anticipating significant future revenues (other than those used to repay HBO) until the Assured Return of Film Investment Payments are received from HBO in 1998 and 1999, the Partnership's future operating expenses are expected to be met from current cash and short-term investments.  Management believes that the

cash and short-term investments held at September 30, 1996

are sufficient to meet its liquidity needs without the

need to obtain external financing from a third party or

its General Partners.  During the nine month period ended

September 30, 1996, the Partnership made a distribution to

the partners in the amount of $656,000 ($15 per unit).

However, future cash distributions will be made only as

significant cash becomes available from the exploitation

of the Films in excess of the payables due to HBO or as

the Assured Return of Film Investment Payments are

received from HBO.

b.  Results of Operations

   For the three month period ended September 30, 1996,

the Partnership recorded net revenue of $10,000 due

primarily to the performance of its Films in the network

television  and foreign markets.  For the three months

ended September 30, 1996, the Partnership recorded an

increase in the Assured Return of Film Investment Payment

of $365,000 primarily due to the decrease in the discount

period.  The Partnership recorded HBO Interest Recoupment

expense of $80,000 due primarily to the decrease in the

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

$324,000 due primarily to the decrease in the discount

period.  The Partnership recorded HBO Interest Recoupment

expense of $39,000 due primarily to the decrease in the

discount period.

  For the nine month period ended September 30, 1996, the

Partnership recorded net revenue of $1,245,000 due

primarily to the performance of its Films in the network

television and foreign  markets offset by amortization of

related Motion Picture Production Costs of $237,000.  For

the nine months ended September 30, 1996, the Partnership

recorded an increase in the Assured Return of Film

Investment Payment of $285,000 primarily due to the

decrease in the discount period offset in part by an

increase in the ultimate net revenue projections with

respect to "Ricochet."  The Partnership recorded HBO

Interest Recoupment expense of $210,000 due primarily to

the decrease in the discount period.

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

discount period.

                 PART II-OTHER INFORMATION

Item 1.      Legal Proceedings

   On August 14, 1995 a lawsuit styled as a class action was filed by two holders of
     Cinema Plus limited partnership units in the United
     States District Court of the Western District of
     Pennsylvania against HBO Film Management, Inc. and
     Entertainment Finance Services, Inc., the general partners of Cinema Plus, Home Box Office, Inc., and
     Kidder, Peabody & Co., Incorporated and Smith Barney
     Inc., two of the underwriters of the original sale of limited partnership units of Cinema Plus. Cinema
     Plus has not been named as a defendant in the lawsuit. The lawsuit alleges various violations of law by the defendants in connection with the original sale of limited partnership units of Cinema Plus and the subsequent operation of Cinema Plus. The action was dismissed on March 4, 1996. On March 20, 1996 the plaintiffs filed a Notice of Appeal in the Third
     Circuit Court of Appeals. Oral argument before the Third Circuit Court of Appeals was heard on October
     3, 1996. The defendants believe the lawsuit to be without merit and are vigorously defending it.
Item 2.  Changes in Securities
     None
Item 3.Defaults Upon Senior Securities
     None

Item 4.Submission of Matters to a Vote of Security Holders
     None

Item 5.      Other Information
     None

Item 6.Exhibits and Reports on Form 8-K
     A).  Exhibits

                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER

                  27                 Financial Data
Schedule

     B).  The Partnership did not file any reports on Form
8K during the quarter                              ended
September 30, 1996.

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


                              CINEMA PLUS, L.P.
                              a Delaware Limited
Partnership

                              By:     Entertainment Finance
Services, Inc.,
                                         as Administrative
General Partner




November 12, 1996             By:  /s/ Bradley J. Wechsler
     Date                          Bradley J. Wechsler
                                   President