Form 10-K
period 1996-12-31
CINEMA PLUS LP
filed 1997-03-27
CIK 822368

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
  [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE
                             REQUIRED] OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                          REQUIRED]
For Fiscal Year Ended
Commission File
December 31, 1996
Number 0-17469

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

Registrant's telephone number, including area code: (212) 512
1000
Securities registered pursuant to Section 12(b) of the Act:
None Securities registered pursuant to Section 12(g) of the
Act: Units of Limited Partnership Interests

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


   As of March 15, 1997, there were 43,286 units of limited partnership interests outstanding, all held by non-affiliates.
The aggregate market value of those interests is not

determinable because there is no active public trading market for the units.

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

Payment.  Such provision may include the appointment of a

liquidating trustee to receive such payments and transmit

them to the former limited partners.

As is required by its limited partnership agreement, the

Partnership will dissolve at the expiration of its term on

September 30, 1997, and the Partnership Assets shall thereupon be liquidated and distributed in accordance with such

agreement. Provisions shall be made, as necessary,  prior to such date for the establishment of a trust for the purpose,

among others, of receiving and distributing the Assured Return of Film Investment Payments in accordance with the limited

partnership agreement at the time, and to the limited partners to whom, they would otherwise become due.

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

As of December 31, 1996, an aggregate of $98,383,000

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

Film Selection.

  As of December 31, 1996, all of the Partnership's Films had

been released in domestic theatres.

 The title and domestic theatrical release date for the Films are set forth below:

       Title                                      Release Date

       Switch                                    May 1991
       Don't Tell Mom The Babysitter's Dead
        ("Don't Tell Mom")                        June 1991
       Ricochet                                   October 1991
       Mom and Dad Save The World                 July 1992
  As of March l5, 1997, all of the Partnership Films had been released in foreign markets and have been made available

domestically on video cassette.  In addition, as of March 15,

1997, "Don't Tell Mom" and "Ricochet" have been exhibited on network television; and "Switch" has been exhibited on

syndicated television.

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

Partners

           for negotiating and administering

production, financing

            and    distribution agreements,

reviewing and

                approving Film budgets,

           monitoring expenditures of

           Partnership funds, monitoring and

           auditing Film revenues and accounting

           and reporting to investors.  See

           "Executive Compensation."

       The full amount actually paid by the Partnership directly in connection with a Film's production and delivery to the Partnership (including deferments, bonuses and participations, if any, in gross receipts payable to creative personnel before the Partnership has recouped its investment in such Film), after taking into account any rebates provided to the Partnership by the completion guarantor or any other party and any portion of the Contingency which was not expended, is the "Partnership Investment," which is the amount upon which the Assured Return of Film Investment Payment (as defined below) is based. See "Film Distribution - Domestic Cable and Other Non-Standard Television and ThirdParty Participations." The Partnership Investment does not include the HBO Commitment, the Shortfall Production Advance

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

Warner is entitled to recoup such amounts from Rentals and

Non-Theatrical Revenues.  In addition, Warner received a

distribution fee equal to 15% of each Film's Rentals and Non-

Theatrical Revenues.  Rentals and Non-Theatrical Revenue

less Warner's distribution fees and expenses and amounts

recoupable by HBO were remitted to the Partnership.

Revenues from each Film are accounted for separately.  See

Note 4(c) of the Financial Statements for financial

information relating to Print and Advertising Expenses.

       Domestic Consumer Video. Domestic consumer video distribution rights in the Films have been licensed to HBO. The Partnership receives 100% of domestic consumer video revenues (after the deduction of direct manufacturing, marketing, advertising and distribution costs, and guild residuals as well as any amounts recoupable by HBO) from each Film until the Partnership has received sufficient funds from domestic consumer video and all prior sources to recoup its Investment in the Film. Thereafter, the Partnership receives 35% of domestic consumer video revenues (after deduction of direct manufacturing, marketing, advertising and distribution costs and guild residuals).
See Note 3(b) of the Financial Statements for financial information relating to the Net

Domestic Video Receivable.

       Domestic Cable and Other Non-Standard Television.

All domestic cable and other non-standard television rights

and all English-language foreign cable and other non-

standard television rights in the Films have been licensed

to HBO. For each Film, the Partnership receives a license

fee from HBO for these rights based on a percentage of the

Rentals earned by a Film.  License fees are payable within

90 days after a Film first becomes available for non-

standard television exhibition on a subscription basis by

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

December 31, 1996 the Partnership had recorded $ 29,000 for

non-standard television net revenues related to "Don't Tell

Mom."  The Partnership does not anticipate any other

significant domestic cable or non-standard television

revenue.

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

Partnership has received from all sources 115% of its

Investment in the Film.  Based on the anticipated

performance of the Partnership's Films at December 31, 1996,

it is expected that HBO will be required to make an Assured

Return on Film Investment Payment with respect to each of

these Films.  Accordingly, $21,540,000 (amount present

valued) was recorded by the Partnership as a receivable in

the accompanying financial statements as of December 31,

1996. ARFIP payments will be payable to the Partnership in

1998 and 1999.

       With respect to any Film for which an ARFIP is made,

HBO will thereafter be entitled to receive from the

Partnership any additional revenues received by the

Partnership with respect to that Film until the entire

amount of such ARFIP has been recouped by HBO.  If HBO has

not recouped this ARFIP for a Film by July l999, the

Partnership will be

required to pay to HBO at that time an amount (the "HBO Interest Recoupment") equal to the lesser of: (a) the sum of the unrecouped ARFIP and the non-standard television residuals for such Film or (b) the Per Film Interest. "Per Film Interest" represents the interest income earned on Partnership Funds awaiting investment in Films divided by the four Partnership Films. $283,000, $218,000, and $246,000 was recorded by the Partnership as an expense relating to Per Film Interest for the years ended December 31, 1996, 1995 and 1994, respectively. $4,251,000 (amount present valued) has been recorded by the Partnership and included in the Payable to HBO in the accompanying financial statements as of December 31, l996. This expense does not have any effect on the Partnership's entitlement to receive 115% of the Partnership Investment in Films.

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

HBO will be entitled to retain amounts recoupable by it from amounts otherwise payable to the Partnership with respect to this source of revenue. "Ricochet" aired on network

television during the first quarter of 1995 and the third

quarter of 1996.  See Note 3(a) of the Financial Statements

for financial information relating to the Network Receivable from HBO.

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

Film thereafter. Based on estimates of ultimate net revenue

as of December 31, 1996, additional profit participations

will be paid only with respect to "Don't Tell Mom."

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

l0, "Directors and Executive Officers of the

Partnership." Magera has seven employees who perform

services for the Administrative General Partner and for

the general partners of other private and public limited

partnerships.

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

Partnership.

       As of March 15, 1997, there were approximately 4,000

holders of record of limited partnership units of the

Partnership.

Cash Distributions.

       The Partnership commenced making cash distributions

in November 1988.  The following chart sets forth the cash

distributions made by the Partnership to the limited

partners through March 15, 1997:





           Year                                  Amount Per
Unit

           1988                                  $ 22.50
           1989                                     95.00
           1990                                   130.15
           1991                                     97.50
            l992                                    20.00
           1993                                     30.00
           1994
0
           1995                                     10.00
           1996                                     15.00
           1997                    (through March l5th)
0
           Total                                 $420.15

       Accordingly, as of March 15, 1997, limited partners

had received distributions aggregating 42% of their

original investment in the Partnership.  These

distributions were attributable primarily to Minimum

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

Item 6.    Selected Financial Data.

                         (000's omitted except for per unit
information)

Year Ended December 31,
                    1996      1995      1994           1993
1992
Net revenues from
  motion pictures:                   $ 1,893$   2,023        $
3,844
$ 8,045     $ 27,088
Interest Income:                          $    304   $      210
$      79         $      88     $        77
Other (Expense) Income,
  net:                        $  (267) $      237        $    861
$  (130)     $    8,493
Operating Expenses:              $  (612)$  (1,377)       $(3,281)
$  (6,892)  $(37,773)
Net income (loss):                  $ 1,318           $
1,093        $   l,503        $ 1,111      $ (2,115)
Net income (loss) per
   limited partner unit:              $   30.15         $
                            25.00
$  34.38        $  25.41     $  (48.36)

Total assets:                   $ 26,405         $25,938
$26,778        $27,554     $ 33,732
Total liabilities:                        $   5,505
$
5,700         $  7,196        $  9,475     $ 15,452
Accrued and paid cash
 distributions per
    unit:           $   15.00         $   10.00        $
                              0
$    30.00   $   20.00

Item 7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations.
       1.  Liquidity and Capital Resources.

       As of December 31, 1996, the Partnership held cash

and cash equivalents of $176,000 and short-term investments

of $2,275,000.

       The Partnership invested in the production of four

Films.  The production costs (including contingency

reserves, the production and overhead fee payable to the

General Partners and completion bond fees) of Partnership

Films

ranged from approximately $11 million to approximately $22

million per Film, with an average production cost of

approximately $16.5 million.  As of December 31, 1996, an

aggregate of $98,383,000

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

       As of December 31, 1996, the Partnership's net

payable to HBO totaled $4,805,000.  Of this amount

$4,251,000 relates to the HBO Interest Recoupment which is

not payable until one month after the last ARFIP proceeds

are received from HBO. Based on current estimates of

ultimate net revenues, it is anticipated that the remainder

of the payable to HBO at December 31, 1996 will be

substantially repaid to HBO within the next two years.

       During the year ended December 31, 1996, the

Partnership recognized net revenue in the amounts of

$1,000, $300,000, $757,000 and $882,000 with respect to the

domestic theatrical, foreign, domestic video and network

television markets, respectively, for its Films.  In

addition, third party participations expense related to

"Don't Tell Mom," was $47,000 thereby decreasing the

Partnership's Net Revenue from Motion Pictures for the year

ended December 31, 1996.

       Since the Partnership is not anticipating

significant

future revenue (other than those used to repay HBO) until

the Assured Return of Film Investment Payments are received

from HBO in 1998 and 1999, the Partnership's future

operating expenses are expected to be met from current cash

and shortterm investments.  Management believes that the

cash and short-term investments held at December 31, 1996

are sufficient to meet its liquidity needs without the need

to obtain external financing from a third party or its

General Partners.  Cash distributions will be made only as

significant cash becomes available from the exploitation of

the Films in excess of the payables due to HBO or as the

Assured Return of Film Investment Payments are received

from HBO.

       As is required by its limited partnership agreement,

the Partnership will dissolve at the expiration of its term

on September 30, 1997, and the Partnership Assets shall

thereupon be liquidated and distributed in accordance with

such agreement.  Provisions shall be made, as necessary,

prior to such date for the establishment of a trust for the

purpose, among others, of receiving and distributing the

Assured Return of Film Investment Payments in accordance

with the limited partnership agreement at the time, and to

the limited partners to whom, they would otherwise become

due.

       2.  Results of Operations

       For the year ended December 31, 1996, the

Partnership recorded net income of $1,318,000 due primarily

to the performance of its Films in the foreign markets,

domestic consumer video and "Ricochet" in the domestic

television network market as well as the resolution of

audits of domestic consumer video and domestic theatrical

distribution activity.

       For the year ended December 31, 1995, the

Partnership recorded net income of $1,093,000 due primarily

to the

performance of its Films in the foreign markets, domestic

consumer video and "Ricochet" in the domestic television

network market.

       For the year ended December 31, 1994, the

Partnership recorded net income of $1,503,000 due

primarily to the performance of its Films in the foreign

markets and "Don't Tell Mom" in the domestic television

network market.

       The decrease in operating expenses during the period

ended December 31, 1996 and 1995 as compared, respectively,

with the corresponding periods in 1995 and 1994 is due

primarily to a decrease in amortization of Motion Picture

Production Costs.  The decrease in amortization of Motion

Picture Production Costs is due primarily to a decrease in

Net Revenue from Motion Pictures.

       There was a decrease in interest expense, included in Other Income (Expense), net, during the periods ended
December 31, l996 and 1995 as compared, respectively, with the corresponding periods in l995 and l994. This decrease is due primarily to the decline in outstanding payables to HBO.




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

                                  Name     Age    Positions
                                 Held
                                 Jeffrey L. Bewkes   44
                                 Chairman
                                 Stephen J. Scheffer 58
                                 President, Director
                                 Leslie H. Jacobson  49
                                 Executive Vice President,
                                 Director
                                 Bill Nelson    48
                                 Executive Vice President,
                                 Chief Financial Officer,
                                 Director
                                 John S. Redpath, Jr.
                                 52 Vice President,
                                 General Counsel
                                            Secretary,
                                 Director
                                 Perry L. Schneider  41
                                 Vice President,
                                 Treasurer,
                                            Director
                                 George A. Cooke, Jr.
                                 49 Vice President
                                 Glenn Whitehead     42
                                 Vice President

        Jeffrey L. Bewkes, Chairman, has been Chairman,

President and Chief Executive Officer of HBO since November

1995. As such, he exercises authority for the overall

management, planning and administration of the nation's

oldest and largest pay television company.  Mr. Bewkes

joined HBO in 1979 and since that time has held positions

in the areas of sales, marketing, finance and strategic

planning as well as served as its Treasurer, Chief

Financial Officer, Executive Vice President and Chief

Operating Officer. He serves on the boards of the National

Cable Television Association and Comedy Central.  A

graduate of Yale University and Stanford Graduate School of

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

Partner is owned by Time Warner.

The Administrative General Partner.

       Bradley J. Wechsler, age 45, is the sole director and officer of the Administrative General Partner. Mr.
Wechsler has served in these positions since the Administrative General Partner was incorporated in 1987.
Mr. Wechsler is also the sole director and officer of Bedford Capital

Advisors, Inc., which provides financial and advisory

services in the entertainment and media industries.  Mr.

Wechsler is also a Chairman and Co-Chief Executive Officer

of Imax Corporation.

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

General Partners' Share of                      l% of all
income, profits    Actual amounts depend
Cash Available for Distribu-                    losses and cash
distribu-  upon the results of
tion and Profits and Losses                     tions will
generally be   Partnership operations.
                         allocated to the Adminis-
                         trative General Partner
                         until the Limited Partners
                         have received a return of
                         their Adjusted Capital
                         Contributions (as defined
                         in the partnership agree
                         ment) plus a l2.5% cumula
                         tive (but not compounded)
                         annual return on their
                         Adjusted Capital Contribu
tion. Thereafter, 20% of all income, profits, losses and cash distributions will be allocated to the General Partners (l0% to the Managing General
Partner and l0% to the Administrative General
Partner)


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

     As of December 31, l996, the General Partners had

received $7,284,000 attributable to the Production and Overhead Fee. A portion of the Production and Overhead Fee to the Administrative General Partner is paid in accordance with a set schedule and, as such, $484,000 (inclusive of interest) remains payable to the Administrative General
Partner as of December 31, 1996.  In addition, the
Administrative General Partner has received $7,000, $4,000, and $0, representing its 1% share of cash distributed to partners during 1996, 1995 and 1994, respectively. No portion of such cash distributions was paid to the Managing
General Partner.




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

                          PART IV.
Item 14. Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K.


(a)(1) Financial Statements:


Report of Independent Auditors

       Balance Sheets at December 31, 1996 and 1995
       Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994
       Statements of Cash Flows
       for the years ended December 31, 1996,
         1995 and 1994

       Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 and 1994

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

Distribution Agreement dated February 26, 1990 between Cinema Plus, L.P. and the Odyssey/Regency
Switch Company (3)
10(f)

Credit Agreement dated as of June 28, 1991
between Cinema Plus, Inc. and Home Box Office (4)
10(g)

Memorandum of Agreement dated February 1, 1991 between Cinema Plus, L.P. and Summit Group (MEV)
N.V. (5)
10(h)

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

1996.

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


                                  CINEMA PLUS, L.P.

                                  (a Delaware limited
                                  partnership)
Dated:  March 26, 1997                  By:Entertainment
Finance

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

4      Amended and Restated Agreement of Limited
                                             Partnership
                                             dated as of
                                             December 9,
                                             1987 *

4.1 Amendment to Amended and Restated Agreement of Limited Partnership dated as of April 22, 1988 *

4.2    Amendment to Amended and Restated Agreement of
       Limited Partnership dated as of June 2, 1988 *

4.3    Amendment to Amended and Restated Agreement of
       Limited Partnership dated as of August 17, 1988 *

10(b) License, Co-financing and Distribution Agreement between the Registrant and Home Box
Office, Inc. dated December
                                             4, 1987 *
10(b).1Amendment to License, Co-financing and
       Distribution Agreement dated April 22, 1988 *

10(b).2Amendment to License, Co-financing and
      Distribution Agreement dated August 17, 1988 *

10(b).3Amendment to License, Co-financing and
       Distribution Agreement dated as of June 28, 1991 *

10(c)  Master Letter Agreement dated as of
      September 8, 1987 between Mercury/Douglas Films and Home Box Office, Inc. *

10 (d) Distribution Agreement dated November 13, 1987
       between Metro-Goldwyn-Mayer Pictures, Inc., Home
                                             Box Office,
                                             Inc. and
                                             Mercury/Dougla
                                             s Films  *

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

       N.V.*

 27    Financial Data Schedule

*Incorporated by reference

Report of Independent Auditors




To the Partners of
Cinema Plus, L.P.

We have audited the accompanying balance sheets of Cinema
Plus, L.P. as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally
accepted auditing standards.  Those standards require that
we plan and perform the audit to obtain reasonable
assurance about whether the financial statements are free
of material misstatement.  An audit includes examining, on
a test basis, evidence supporting the amounts and
disclosures in the financial statements.  An audit also
includes assessing the
accounting principles used and significant estimates made
by management, as well as evaluating the overall financial
statement presentation.  We believe that our audits
provide a     reasonable basis for our opinion.
In our opinion, the financial statements referred to above


present fairly, in all material respects, the financial


position of Cinema Plus, L.P. at December 31, 1996 and


1995, and the results of its operations and its cash flows


for each of the three years in the period ended December


31, 1996, in conformity with generally accepted accounting


principles.








                              ERNST & YOUNG LLP


New York, New York
March  21, 1997

                      CINEMA PLUS, L.P.
            (A Delaware Limited Partnership)

                     BALANCE SHEETS

                     (000's omitted)


December 31,
                                         1           1
                                996         995
ASSETS
Cash and Cash Equivalents (Note          $           $
2)                                     176
192
Short-Term Investments (Note 2)      2,275
2,306 Receivable from HBO (Note 3)
2,098       1,334
Assured Return of Film
Investment Payment
   Receivable (Note 5)              21,540
21,355
Motion Picture Production
Costs, net of
   accumulated amortization of
$98,067 and
    $97,780, respectively
(Notes 2, 4 & 7)                       316
751

                       Total             $
$
Assets                              26,405
25,938

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $
$
Payable                                216
205
  Payable to General Partners          484
718
(Note 2)
  Deferred Revenue (Note 2)              0         177
  Payable to HBO (Notes 4, 5 &
7)                                   4,805       4,600
                      Total              $           $
Liabilities                          5,505       5,700

Partners' Capital (Note 7):
  General Partners                       $           $
                                     (167)       (173)
  Limited Partners
                                    21,067      20,411

                       Total             $           $
Partners' Capital                   20,900      20,238

                       Total
Liabilities and Partners'
                                         $           $
Capital                             26,405      25,938

     See accompanying notes to the financial
statements.

                      CINEMA PLUS, L.P.
            (A Delaware Limited Partnership)
                STATEMENTS OF OPERATIONS
       (000's omitted, except net income per unit)


For the Year Ended December 31,
                                       1996         1995
1994
Net Revenue from Motion Pictures        $      $       $
(Notes 2 & 7)                       1,893  2,023   3,844

Expenses:
    Motion Picture Production         287    966   2,884
Costs (Notes 2 & 7)
    Professional and Other Fees
                                      325    411     397

                                      612  1,377   3,281
Income from Operations
                                    1,281    646     563

Assured Return of Film Investment
  Payment (Note 5)                    185    671   1,413
HBO Interest Recoupment (Note 5)    (283)  (218)   (246)
Interest Expense (Notes 4 & 6)      (169)  (216)   (306)
Interest Income
                                      304    210      79

Net Income                              $      $       $
                                    1,318  1,093   1,503

Net Income Attributable to
General
  Partners                              $      $       $
                                       13     11
15 Net Income Attributable to           $      $
$
Limited Partners                    1,305  1,082
1,488

Net Income Per Unit of Limited
Partnership
   Interest (43,286 units)              $      $
$
                                    30.15  25.00
34.38
     See accompanying notes to the financial

statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited
                  Partnership) STATEMENTS OF
                  CASH FLOWS
                       (000's omitted)

                                         For the Year Ended
December 31,
                                         1996
1995                  1994
Operating Activities:
Net Income                                $         $
$
                                      1,318     1,093
1,503 Adjustments to Reconcile Net
Income to Net
   Cash Provided by Operating
Activities:
   (Increase) Decrease in             (764)        46
(1,031)
Receivable from HBO
   Increase in Assured Return of
Film Investment
      Payment Receivable              (185)     (671)
(1,413)
   Decrease  (Increase) in Motion
Picture
      Production Costs                  148     (108)
216
   Amortization of  Motion
Picture Production
      Costs                             287       966
2,884
   Increase (Decrease) in Accrued
Expenses and
        Accounts Payable                 11       (2)
(86)
    Decrease in Payable to            (234)     (211)
(216)
General Partners
   (Decrease) Increase in
Deferred Revenue                      (177)       117
(808)
        Net Cash Provided by
Operating Activities                    404     1,230
1,049

Investing Activities:
Purchase of Short-Term              (4,508)   (5,610)
(6,437) Investments
Redemption of Short-Term
Investments                           4,539     6,050
6,513
        Net Cash Provided by
Investing Activities                     31       440
76

Financing Activities:
Increase (Decrease) in Payable to       205
(1,169)
HBO                                           (1,400)
Distributions Paid to Partners
                                      (656)     (437)
        0 Net Cash Used in
Financing Activities                  (451)   (1,837)
(1,169)

(Decrease) Increase  In Cash and       (16)     (167)
(44)
Cash
    Equivalents
Cash and Cash Equivalents at
beginning of year                       192       359
403
Cash and Cash Equivalents at end          $         $
$
of year                                 176       192
359

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
            (A Delaware Limited Partnership)

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     (000's omitted)

General            Limited            Total
Balance January 1, 1994              $         $
$
                                 (195)    18,274
18,079

Net Income for the year
ended
  December 3l, 1994
                                    15     1,488
1,503

Balance December 31, 1994            $         $
$
                                 (180)    19,762
19,582

Net Income for the year
ended
  December 31, 1995                 11     1,082
1,093

Distributions to Partners
  ($10 per limited
partnership unit)                  (4)     (433)
(437)

Balance December 31, 1995            $         $
$
                                 (173)    20,411
20,238

Net Income for the year
ended
  December 3l, 1996                 13     1,305
1,318

Distributions to Partners
  ($15 per limited
partnership unit)                  (7)     (649)
(656)

Balance December 31, 1996            $         $
$
                                 (167)    21,067
20,900






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

Delaware corporation, is the administrative general partner

(the "Administrative General Partner") of the Partnership.

The Managing General Partner and the Administrative General

Partner are sometimes collectively referred to as the

"General Partners."  The total number of limited

partnership units as of December 31, 1996, 1995 and 1994

was 43,286.  The net income per unit of limited partnership

interests for the years ended December 31, l996, 1995 and

1994 was $30.15, $25.00 and $34.38, respectively.  All

terms not otherwise defined herein shall have the meanings

set forth in the Partnership's prospectus dated December 9,

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

December 31, 1996 are due to mature within six months.

   (d)  Income Taxes

   No provision for Federal and State income taxes has been

made in the accompanying financial statements as Cinema

Plus, L.P. is a partnership, with all income tax

consequences flowing directly to its partners.  As of

December 31, 1996 and 1995, reported amounts of the

Partnership's assets less liabilities were greater than the

tax bases by $2,908,000 and $1,838,000, respectively.

   (e)  Payable to General Partners

   A portion of the Production and Overhead Fee to the

General Partners is paid in accordance with a set schedule.

Interest accrues on the balance at a rate equal to the

interest rate earned by the Partnership on the short-term

investment of its funds.  Accordingly, as of December 31,

1996 and 1995, $484,000 and $718,000, respectively, is

recorded as a payable to the General Partners in the

accompanying financial statements.

   (f)  Recognition of Revenues

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

   (g)  Motion Picture Production Costs and Amortization

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

   Based on estimates of net revenue as of December 31,

1996, approximately 100% of unamortized Motion Picture

Production Costs applicable to the released Films will be

amortized by December 31, 1998.

   (h)  Deferred Revenue

   Deferred Revenue represents Foreign Distribution

Advances for the Partnership Films "Don't Tell Mom the

Babysitter's Dead" ("Don't Tell Mom") and "Mom and Dad Save

the World" ("Mom and Dad") that were received during the

year ended December 31, 1995 for territories in which the

theatrical print or video cassette was not yet delivered or

the pay television license period for these Films had not

begun at that respective date.  The revenue related to

these advances along with related costs was recorded after

the theatrical print or video cassette is delivered or pay

television license period began in each applicable foreign

territory.





3.  Receivable from HBO

   The Receivable from HBO at December 31, 1996 and 1995

consists of the following amounts:

                              1996      1995

   Network                         $1,335,000     $
453,000
   Net Domestic Video                   609,000
60,000
   Foreign                                11,000
821,000
   Interest                             143,000
0
                              $2,098,000     $1,334,000

(a)  Network Receivable from HBO

   Pursuant to the HBO License Agreement, the Partnership

has granted domestic network television distribution rights

in

the Films to HBO, and HBO has caused such rights to be

licensed to Warner Bros.  HBO and Warner Bros. receive in

the aggregate a distribution fee of  no more than 20% of

the gross proceeds received from the exploitation of their

network television distribution rights in each Film.  The

remaining revenues, less distribution expenses and guild

residuals, are remitted to the Partnership.  During the

year ended December 31, 1996, the Partnership recognized

net revenue of $882,000 for the film "Ricochet" which was

available for airing on network television.

   (b) Net Domestic Video Receivable From HBO

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

       During the year ended December 31, l996, the

Partnership recognized revenues of $757,000 from net

domestic home video distribution of all of its Films (see

Note 7). Based upon estimates of ultimate net revenues as

of December 31, 1996, the Partnership will not reach Video

Breakeven for any Film with the exception of "Don't Tell

Mom".  During the year ended December 31, l996, the

Partnership received $208,000 from the net domestic home

video distribution of all of its Films.

       (c)  Foreign Receivable from HBO

       As the HBO Commitment with respect to "Ricochet" has

been fully repaid, any future foreign receipts for this

Film are being remitted to the Partnership net of any guild

residuals, distribution fees and expenses.  During the year

ended December 31, 1996, the Partnership received $821,000

(including interest) from the foreign distribution of the

Film "Ricochet."

       (d)  Interest Receivable

       With respect to audits of the Films' domestic

consumer video revenues, $143,000 is recorded as an

interest receivable from HBO (see Note 7).

       4.  Payable to HBO

   The Payable to HBO at December 31, 1996 and l995

(including accrued interest) consists of the following

amounts:

                                         1996
   1995 HBO Commitment                $   357,000     $
   404,000 Print and Advertising Expenditures
   197,000
228,000
   HBO Interest Recoupment
    (See Note 5)                  4,251,000
3,968,000

       Total                     $4,805,000
$ 4,600,000

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

  Through December 31, 1996, the Partnership has received

HBO Commitment funds in the amount of $15,816,000 in

connection with the production of "Mom and Dad," "Don't

Tell Mom" and "Ricochet."  During l996 and l995, $68,000

and $1,175,000, respectively, of the HBO Commitments

(including interest) were repaid from net Foreign

Distribution Advances received with respect to these

Films.  In addition, interest was accrued in the amount of

$169,000 and $195,000 in l996 and l995, respectively.  The

HBO Commitment with respect to "Ricochet" was fully repaid

as of December 31, 1995.  Based upon current revised

estimates of ultimate net foreign revenues as of December

31, 1996, it is anticipated that HBO will be able to

recoup the HBO Commitment with respect to "Don't Tell

Mom." Based upon current revised estimates of ultimate net

foreign revenues as of December 31, 1996, it is

anticipated that HBO will be unable to recoup the HBO

Commitment in the amount of $2,604,000 with respect to

"Mom and Dad Save the World."  As a result, the

Partnership's Payable to HBO has been reduced by $148,000

for "Mom and Dad Save the World" during the year ended

December 31, 1996 with a corresponding reduction  to the

capitalized Motion Picture Production Costs of this Film.

 (b)   Shortfall Production Advance

 HBO loaned to the Partnership, on a non-recourse basis to

the general and limited partners, the additional funds

necessary to complete the production of the Partnership's

last Film to commence principal photography, entitled

"Ricochet" (the "Shortfall Production Advance").  HBO was

entitled to recoup this loan with interest at the Prime

Rate

from funds remitted to the Partnership (other than the

Foreign Distribution Advance used to repay the HBO

Commitment) from the exploitation of such Film.  Through

December 31, 1995, the Partnership had received Shortfall

Production Advances aggregating $8,019,000.

   During the year ended December 31, l995, the Partnership

repaid $753,000 (including accrued interest of $25,000) of

the Shortfall Production Advance to HBO from the net

domestic video and network revenue received with respect to

the Film "Ricochet."  As of December 31, 1995, HBO has

fully recouped this loan.

 (c)   Print and Advertising Expenditures

   As of December 31, 1996, $43,262,000 of domestic print

and advertising expenditures and related interest were

incurred in connection with the Partnership's four Films.

All of these expenditures were advanced by Warner Bros. on

behalf of HBO and HBO will reimburse Warner Bros. for all

amounts not recouped from domestic theatrical and non-

theatrical distribution.  Pursuant to the HBO License

Agreement, and based upon estimates of ultimate net

revenues and ultimate print and advertising expenditures as

of December 31, 1996, $31,829,000 of the $43,262,000 is

reimbursable (and most of which has been repaid) by the

Partnership to HBO with HBO being responsible for the

remaining $11,433,000.  $32,004,000 of print and

advertising expenditures had been capitalized as Motion

Picture Production Costs as of December 31, l993. However,

based upon estimates of ultimate net revenues of the Film

"Mom and Dad Save the World" as of December 31, 1996, it is

anticipated that HBO will be unable to fully recoup Print

and Advertising Expenditures with respect to this Film.

   During the years ended December 31, 1996 and l995, the

Partnership recognized revenues, net of distribution fees,

of $1,000, and $9,000, respectively, from the domestic

theatrical distribution of its released Films.  All of

these revenues were applied toward the recoupment of the

print and advertising expenditures described above.

 During the year ended December 31, 1996, the Partnership

increased its payable to HBO for print and advertising

expenses incurred for the Film "Mom and Dad Save the World"

in the amount of $67,000.

  During the years ended December 31, 1996 and l995, the

Partnership repaid to HBO a portion of the print and

advertising expenses incurred for the Film "Mom and Dad

Save the World" in the amount of $97,000 and $9,000,

respectively (including accrued interest), from the net

domestic video revenue received with respect to that Film.





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

Films in release at December 31, 1996, it is expected that

HBO will be required to make an Assured Return on Film

Investment Payment with respect to each of these Films.

Accordingly, $21,540,000 and $21,355,000 (amounts present

valued at the Prime Rate as of the initial theatrical

release of each film) were recorded by the Partnership as a

receivable in the accompanying financial statements as of

December 31, 1996 and l995, respectively.

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

$283,000 and $218,000 was recorded by the Partnership as an

expense relating to Per Film Interest for the years ended

December 31, 1996 and l995, respectively.  Accordingly,

$4,251,000 and $3,968,000 (amounts present valued) was

recorded by the Partnership and included in the Payable to

HBO in the accompanying financial statements as of December

31, l996 and l995, respectively. This expense does not have

any effect on the Partnership's entitlement to receive 115%

of the Partnership Investment in Films.





6. Supplemental Disclosure of Cash Flow Information

 The Partnership paid $19,000 and $432,000 of interest to

HBO in the years ended December 31, 1996 and 1995,

respectively.  All payables to HBO earned interest at the

Prime Rate, which was 8.25% and 8.5% at December 31, l996

and l995, respectively.

7. Current Operations

     The Partnership has financed four Films.  All of these

Films have completed their domestic theatrical and video

releases and are currently being distributed in various

ancillary media.

Future revenue is expected to be recorded from distribution in the domestic syndication and the remaining foreign markets.  No other films will be financed by the Partnership.

   During the year ended December 31, 1996, the Partnership

recognized net revenue in the amounts of $1,000, $300,000,

$757,000, and $882,000 with respect to the domestic theatrical,

foreign, domestic video, and network television markets,

respectively, for its Films.  During the year ended December

31, l996, third party participations expense for "Don't Tell

Mom" was $47,000 thereby decreasing the Partnership's net

revenue by a corresponding amount.

     In accordance with the Partnership's rights pursuant to

the HBO License Agreement and its theatrical distribution

agreement with Warner Bros., and as is customary in the motion picture industry, an audit of the Films' domestic consumer

video and domestic theatrical distribution activity has been conducted. This audit covered the period through December 31,

1993, when the major portion of revenue and expense arose from these media.  As a result of this audit, adjustments of

$696,000 and $75,000 were made in the Films' distribution

expenses for domestic consumer video and domestic theatrical distribution, respectively.  These adjustments are primarily reflected as an increase in Net Revenue from Motion Pictures.

In addition, interest calculated pursuant to the HBO License

Agreement, of $159,000 and $25,000 is included in Interest

Income with respect to domestic consumer video and domestic

theatrical distribution, respectively.

     Through December 31, 1996, $25,559,000, $22,135,000,

$18,723,000 and $31,966,000 (including the HBO Commitment, the

Shortfall Production Advance and capitalized Print and

Advertising Expenditures which benefit future periods) had been incurred toward the production of "Switch," "Don't Tell Mom,"

"Mom and Dad" and "Ricochet," respectively.

     For the years ended December 31, l996, 1995 and l994,

Motion

Picture Production Costs have been reduced by amortization

of $287,000, $966,000 and $2,884,000, respectively.

     For the purposes of computing the net income per unit

and the paid and accrued distributions to partners, income

and distributions have been allocated 1% to the

Administrative General Partner and 99% to the limited

partners.

   As is required by its limited partnership agreement, the

Partnership will dissolve at the expiration of its term on

September 30, 1997, and the Partnership Assets shall thereupon be liquidated and distributed in accordance with such

agreement. Provisions shall be made, as necessary, prior to

such date for the establishment of a trust for the purpose,

among others, of receiving and distributing the Assured Return of Film Investment Payments in accordance with the limited

partnership agreement at the time, and to the limited partners to whom, they would otherwise become due.

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