Form 10-Q
period 1997-03-31
CINEMA PLUS LP
filed 1997-05-15
CIK 822368

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1997

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

                              Yes  X         No____

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            INDEX

                                             PAGE


Balance Sheets at March 31, 1997 and December 31,
1996...................3

Statements of Operations for the Three Months Ended
      March 31, 1997 and
1996........................................................
 ..........4

Statements of Cash Flows for the Three Months Ended
      March 31, 1997 and
1996........................................................
 ..........5

Notes to Financial
Statements..................................................
 ...............6




                      CINEMA PLUS, L.P
              (A Delaware Limited Partnership)
                       BALANCE SHEETS
                          Unaudited
                       (000's Omitted)


                                Unaudited
                                     March   December
                                31,         31,
                                         1           1
                                997         996
ASSETS
Cash and Cash Equivalents                $           $
                                       896         176
Short-Term Investments               2,227       2,275
Receivable from HBO (Note 2)         1,431       2,098
Assured Return of Film
Investment Payment
   Receivable (Note 4)              21,798      21,540
Motion Picture Production
Costs, net of
   accumulated amortization of
$98,136 and
    $98,067, respectively
                                       331         316

                       Total             $           $
Assets                              26,683      26,405

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                163         216
  Payable to General Partners          490         484
(Note 5)
  Payable to HBO (Notes 3 & 4)
                                     4,828       4,805
                      Total              $           $
Liabilities                          5,481       5,505

Partners' Capital (Note 7):
  General Partners                        $          $
                                      (164)      (167)
   Limited Partners
                                    21,366      21,067

                       Total             $           $
Partners' Capital                   21,202      20,900

                       Total
Liabilities and Partners'
                                         $           $
Capital                             26,683      26,405

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

                  STATEMENTS OF OPERATIONS
                          Unaudited
     (000's Omitted, except net profit (loss) per unit)

                                           For the Three
Months Ended March 31,

1997                    1996
Net Revenue from Motion
Pictures
    (Note 7)                  $       $
                            263     162

Expenses:
    Motion Picture           69     144
Production Costs
    Professional and
Other Fees                   52      69

                            121     213

Profit (Loss) from
Operations                  142    (51)

Assured Return of Film
Investment
  Payment (Note 4)          258   (368)
HBO Interest Recoupment    (79)    (77)
(Note 4)
Interest Expense (Notes    (41)    (43)
3 & 6)
Interest Income
                             22      35

Net Profit (Loss)             $       $
                            302   (504)

Net Profit (Loss)
Attributable to
  General Partners            $       $
                              3     (5)
Net Profit (Loss)
Attributable to
  Limited Partners            $       $
                            299   (499)

Net Profit (Loss) Per
Unit of
  Limited Partnership
Interest
   (43,286 units)             $  $(11.5
                           6.91      3)

     See accompanying notes to the financial statements.


                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                          Unaudited
                       (000's Omitted)

For the Three Months Ended March 31,

1997                            1996
Operating Activities:
Net Profit (Loss)                            $           $
                                           302       (504)
Adjustments to Reconcile Net
Profit (Loss) to
   Net Cash Provided by Operating
Activities:
    Decrease in Receivable from            667         982
HBO
    (Increase) Decrease in
Assured Return of Film
      Investment Payment                 (258)         368
Receivable
    (Increase) Decrease in Motion
Picture
      Production Costs                    (84)          43
   Amortization of Motion Picture
      Production Costs                      69         144
    Decrease in Accrued Expenses
and Accounts
        Payable                           (53)         (4)
    Increase in Payable to                   6           9
General Partners
    Decrease in Deferred Revenue
                                             0       (177)
        Net Cash Provided by
Operating Activities                       649         861

Investing Activities:
Purchase of Short-Term                 (1,936)     (1,966)
Investments
Redemption of Short-Term
Investments                              1,984       1,920
        Net Cash Provided (Used)
by Investing
         Activities
                                            48        (46)

Financing Activities:
Increase in Payable to HBO
                                            23          25

        Net Cash Provided by
Financing Activities                        23          25

Increase In Cash and Cash                  720         840
Equivalents
Cash and Cash Equivalents at
beginning of year                          176         192
Cash and Cash Equivalents at end             $           $
of period                                  896       1,032

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

Partnership's financial position as of March 31, 1997 and

the results of its operations and changes in cash flows for

the periods ended March 31, 1997 and 1996.  Results of

operations for the period ended March 31, 1997 are not

necessarily indicative of the results that may be expected

for the entire year.

2.  Receivable from HBO

       The Receivable from HBO at March 31, 1997 and December

31, 1996 consists of the following amounts:

                                  3/31/97       12/31/96

   Network                         $1,352,000     $1,335,000
   Foreign                                  3,000
11,000
        Net Domestic Video                     56,000
609,000
   Syndication                       20,000
0              Interest                                     0
143,000
                                           $1,431,000
$2,098,000
   (a)  Network Receivable from HBO

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

During the three month period ended March 31, 1997, the

Partnership recognized net revenue of $17,000 with respect

to "Ricochet."

(b)  Foreign Receivable from HBO

    As the HBO Commitment with respect to "Ricochet" has

been fully repaid, any additional foreign receipts for this

Film are being remitted to the Partnership net of any guild

residuals, distribution fees and expenses. During the three

month period ended March 31, 1997, the Partnership

recognized foreign revenue (excluding UK non-standard

television) of  $3,000.  During the three month period ended

March 31, 1997, the Partnership received a cash payment of

$11,000 (including interest) from the foreign distribution

of the Film "Ricochet."

(c)  Net Domestic Video Receivable from HBO

    During the three month period ended March 31, 1997, the

Partnership recognized revenues of $59,000 from net domestic home video distribution of all of its Films.  During the

three month period ended March 31, 1997, the Partnership

received a cash payment of $612,000 from the net domestic

video distribution of all of its Films.

(d)  Syndication Receivable from HBO

    Domestic syndication television rights in the Films are

licensed by HBO (or a subdistributor designated by HBO) on

behalf of the Partnership.  HBO and its subdistributor, if

any, receive distribution fees aggregating no more than

37.5% of the gross receipts from such license.  Gross

receipts less distribution fees and expenses and guild

residuals are remitted to the Partnership.  During the three month period ended March 31, 1997, the Partnership

recognized net revenue from syndicated television of

$20,000.

(e)  Interest Receivable

    During the three month period ended March 31, 1997, the

Partnership received interest payments of $143,000 with

respect to audits of the Film's domestic consumer video

revenues.

3.  Payable to HBO

    The payable to HBO at March 31, 1997 and December 31,
1996 (including

accrued interest) consists of the following amounts:



                                3/31/97     12/31/96

HBO Commitment                           $           $
                                   305,000     357,000
Print and Advertising              193,000     197,000
Expenditures
HBO Interest Recoupment (See
Note 4)                          4,330,000   4,251,000

Total                                    $           $
                                 4,828,000   4,805,000


 (a)  HBO Commitment

    During the three month period ended March 31, 1997, an

aggregate of $176,000 (including interest) of the HBO

Commitments with respect to "Don't Tell Mom" and "Mom and

Dad Save the World" was repaid from net Foreign Distribution

Advances with respect to these Films.  In addition, interest was accrued in the amount of $40,000 for the three months

ended March 31, 1997.  Furthermore, the Partnership's

Payable to HBO has increased by $84,000 for "Mom and Dad

Save the World."  This increase of $84,000 is offset by a

corresponding increase in the capitalized Motion Picture

Production Costs of this Film.  This adjustment was due to a change in the estimates of ultimate net foreign revenues as

of March 31, 1997.  It is currently anticipated that HBO

will be unable to recoup the HBO Commitment in the amount of

$2,520,000 (down from $2,604,000) with respect to "Mom and

Dad Save the World."

(b)  Print and Advertising Expenditures

    During the three month period ended March 31, 1997, the

Partnership recognized $4,000 from the domestic theatrical

distribution of its Films, all of which has been applied to

the payable of print and advertising expenditures incurred

to date.

4.  Assured Return of Film Investment Payment and the HBO

Interest Recoupment

    Based on the anticipated performance of each of the

four Films in release at March 31, 1997, it is expected that

HBO will be required to make an Assured Return of Film

Investment Payment ("ARFIP") with respect to each of these

Films.  Accordingly, $21,798,000 (amount present valued) was recorded by the Partnership as a receivable from HBO in the

accompanying financial statements as of March 31, 1997.

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

Accordingly, an HBO Interest recoupment in the amount of

$4,330,000 (amount present valued) has been recorded by the

Partnership and included in the Payable to HBO in the

accompanying financial statements as of March 31, 1997.

5.  Payable to General Partners

    A portion of the Production and Overhead Fee is paid to

the General Partners in accordance with a set schedule.

Interest accrues on the balance at a rate equal to the

interest rate earned by the Partnership on the short-term

investment of its funds.  Accordingly, as of March 31, 1997,

$490,000 is recorded as a Payable to General Partners in the accompanying financial statements.

6.  Supplemental Disclosure of Cash Flow Information

    The Partnership paid $57,000 and $11,000 of interest in

the three months ended March 31, 1997 and 1996,

respectively.

7.  Current Operations

    The Partnership has financed four Films.  All of these

Films have completed their domestic theatrical and video

releases and are being distributed in various ancillary

media.  No other films will be financed by the Partnership.

    During the three months ended March 31, 1997, the

Partnership recognized net revenue in the amounts of $4,000,

$180,000, $17,000, $59,000 and $20,000 with respect to the

domestic theatrical, foreign, network television, net

domestic video and domestic syndication markets,

respectively, of its Films.  During the three months ended

March 31, 1997, the third party participation expense for

"Don't Tell Mom" was increased by $17,000 thereby decreasing the Partnership's net revenue for the period.

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

8.  Additional Information

    Additional information, including the audited 1996

Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1996 on

file with the Securities and Exchange Commission.

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

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results

    of Operations

a.  Financial Condition

   As of March 31, 1997, the Partnership held cash and cash

equivalents of $896,000 and short-term investments of

$2,227,000.

   The Partnership invested in the production of four Films.

As of March 31, 1997, an aggregate of $98,467,000 (including the HBO Commitments) had been incurred toward the production and theatrical release of these Films.

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



   As of March 31, 1997, the Partnership's net payable to

HBO totaled $4,828,000.  Of this amount, $4,330,000 relates

to the HBO Interest Recoupment which is not payable until

one month after the last ARFIP proceeds are received from

HBO.  Based on current estimates of ultimate net revenues,

it is anticipated that the remainder of the payable to HBO

at March 31, 1997 will be substantially repaid to HBO within the next two years.

     Since the Partnership is not anticipating significant

future revenues (other than those used to repay HBO) until

the Assured Return of Film Investment Payments are received

from HBO in 1998 and 1999, the Partnership's future

operating expenses are expected to be met from current cash

and short-term investments.  Management believes that the

cash and short-term investments held at March 31, 1997 are

sufficient to meet its liquidity needs without the need to

obtain external financing from a third party or its General

Partners.  Cash distributions will be made only as

significant cash becomes available from the exploitation of

the Films in excess of the payables due to HBO or as the

Assured Return of Film Investment Payments are received from

HBO.

b.  Results of Operations

   For the three month period ended March 31, 1997, the

Partnership recorded net revenue of $263,000 due primarily

to the performance of its Films in the foreign markets and

domestic consumer video markets.  For the three months ended

March 31, 1997, the Partnership recorded an increase in the

Assured Return of Film Investment Payment of $258,000

primarily due to a decrease in the discount period.  The

Partnership recorded HBO Interest Recoupment expense of

$79,000 due primarily to the decrease in the discount

period.

   For the three month period ended March 31, 1996, the

Partnership recorded net revenue of $162,000 due primarily

to the performance of its Films in the foreign markets

offset by amortization of  related Motion Picture Production

Costs of $144,000.  For the three months ended March 31,

1996, the Partnership recorded a decrease in the Assured

Return of Film Investment Payment of $368,000 due primarily

to an increase in the ultimate net revenue projections with

respect to "Ricochet" offset, in part, by the decrease in

the discount period.  The Partnership recorded HBO Interest

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

Item 3.Defaults Upon Senior Securities
     None

Item 4.Submission of Matters to a Vote of Security Holders
     None

Item 5.      Other Information
     None

Item 6.Exhibits and Reports on Form 8-K
     A).  Exhibits

                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER

                  27                 Financial Data Schedule

     B).  The Partnership did not file any reports on Form 8-
K during the quarter                           ended March
31, 1997.

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


                              CINEMA PLUS, L.P.
                              a Delaware Limited Partnership

                              By:     Entertainment Finance
Services, Inc.,
                                         as Administrative
General Partner




May 14, 1997                  By:  /s/ Bradley J. Wechsler
     Date                          Bradley J. Wechsler
                                   President