Form 10-Q
period 1997-06-30
CINEMA PLUS LP
filed 1997-08-14
CIK 822368

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1997

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

                              Yes  X         No____

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            INDEX

                                             PAGE


Balance Sheets at June 30, 1997 and December 31,
1996......................3

Statements of Operations for the Three and Six Months Ended
      June 30, 1997 and
1996........................................................
 ............4

Statements of Cash Flows for the Six Months Ended
      June 30, 1997 and
1996........................................................
 ............5

Notes to Financial
Statements..................................................
 ..............6




                      CINEMA PLUS, L.P
              (A Delaware Limited Partnership)
                       BALANCE SHEETS
                          Unaudited
                       (000's Omitted)


                                Unaudited
                                     June    December
                                30,         31,
                                         1           1
                                997         996
ASSETS
Cash and Cash Equivalents                $           $
                                     3,109         176
Short-Term Investments               1,492       2,275
Receivable from HBO (Note 2)           112       2,098
Assured Return of Film
Investment Payment
   Receivable (Note 4)              22,036      21,540
Motion Picture Production
Costs, net of
   accumulated amortization of
$98,135 and
    $98,067, respectively
                                       254         316

                       Total             $           $
Assets                              27,003      26,405

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                219         216
  Payable to General Partners          496         484
(Note 5)
  Payable to HBO (Notes 3 & 4)
                                     4,843       4,805
                      Total              $           $
Liabilities                          5,558       5,505

Partners' Capital (Note 7):
  General Partners                        $          $
                                      (161)      (167)
   Limited Partners
                                    21,606      21,067

                       Total             $           $
Partners' Capital                   21,445      20,900

                       Total
Liabilities and Partners'
                                         $           $
Capital                             27,003      26,405

     See accompanying notes to the financial statements.

                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)

                  STATEMENTS OF OPERATIONS
                          Unaudited
         (000's Omitted, except net income per unit)

                                                         For
the Three Months   For the Six Months
                         Ended June 30,  Ended June 30,

1997                    1996  1997               1996
Net Revenue from Motion
Pictures
    (Note 7)                  $       $      $       $
                            161   1,073    424   1,235

Expenses:
    Motion Picture          (1)      96     68     240
Production Costs
    Professional and
Other Fees                   68      87    120     156

                             67     183    188     396

Income from Operations
                             94     890    236     839

Assured Return of Film
Investment
  Payment (Note 4)          238     288    496    (80)
HBO Interest Recoupment    (80)    (53)  (159)   (130)
(Note 4)
Interest Expense (Notes    (40)    (42)   (81)    (85)
3 & 6)
Interest Income
                             31      31     53      66

Net Income                    $       $      $       $
                            243   1,114    545     610

Net Income Attributable
to
  General Partners            $       $      $       $
                              2      11      5       6
Net Income Attributable
to Limited
  Partners                    $       $      $       $
                            241   1,103    540     604

Net Income Per Unit of
Limited
  Partnership Interest
  (43,286 units)              $       $      $       $
                           5.55   25.48  12.46   13.95

     See accompanying notes to the financial statements.


                      CINEMA PLUS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                          Unaudited
                       (000's Omitted)

For the Six Months Ended June 30,

1997                      1996
Operating Activities:
Net Income                                   $           $
                                           545         610
Adjustments to Reconcile Net
Income to
   Net Cash Provided by Operating
Activities:
    Decrease  (Increase) in              1,986        (91)
Receivable from HBO
    (Increase) Decrease in
Assured Return of Film
      Investment Payment                 (496)          80
Receivable
    (Increase) Decrease in Motion
Picture
       Production Costs                    (6)          63
    Amortization of Motion
Picture Production
       Costs                                68         240
    Increase (Decrease) in
Accrued Expenses and
       Accounts Payable                      3        (14)
     Increase in Payable to                 12          17
General Partners
     Decrease in Deferred Revenue
                                             0       (177)
        Net Cash Provided by
Operating Activities                     2,112         728

Investing Activities:
Purchase of Short-Term                 (2,920)     (2,278)
Investments
Redemption of Short-Term
Investments                              3,703       2,261
        Net Cash Provided (Used)
by Investing
           Activities
                                           783        (17)

Financing Activities:
Increase in Payable to HBO
                                            38          84

        Net Cash Provided by
Financing Activities                        38          84

Increase In Cash and Cash                2,933         795
Equivalents
Cash and Cash Equivalents at
beginning of year                          176         192
Cash and Cash Equivalents at end             $           $
of period                                3,109         987

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

Partnership's financial position as of June 30, 1997 and the results of its operations and changes in cash flows for the

periods ended June 30, 1997 and 1996.  Results of operations for the period ended June 30, 1997 are not necessarily

indicative of the results that may be expected for the

entire year.

2.  Receivable from HBO

       The Receivable from HBO at June 30, 1997 and December

31, 1996 consists of the following amounts:

                                  6/30/97       12/31/96

   Network                         $             0
$1,335,000
   Foreign                                        0
11,000
        Net Domestic Video                  112,000
609,000
   Interest                                       0
143,000
                                           $   112,000
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

During the six month period ended June 30, 1997, the

Partnership recognized net revenue of $25,000 with respect

to "Ricochet."  During the six month period ended June 30,

1997, the Partnership received a cash payment of $1,360,000

representing net revenues from network television.

(b)  Foreign Receivable from HBO

    As the HBO Commitment with respect to "Ricochet" has

been fully repaid, any additional foreign receipts for this

Film are being remitted to the Partnership net of any guild

residuals, distribution fees and expenses. During the six

month period ended June 30, 1997, the Partnership recognized foreign revenue (excluding UK non-standard television) of

$14,000.  During the six month period ended June 30, 1997,

the Partnership received a cash payment of  $25,000

(including interest) from the foreign distribution of the

Film "Ricochet."

(c)  Net Domestic Video Receivable from HBO

    During the six month period ended June 30, 1997, the

Partnership recognized revenues of $178,000 from net

domestic home video distribution of all of its Films.

During the six month period ended June 30, 1997, the

Partnership received a cash payment of $675,000 from the net domestic video distribution of all of its Films.

(d)  Syndication Receivable from HBO

    Domestic syndication television rights in the Films are

licensed by HBO (or a subdistributor designated by HBO) on

behalf of the Partnership.  HBO and its subdistributor, if

any, receive distribution fees aggregating no more than

37.5% of the gross receipts from such license.  Gross

receipts less distribution fees and expenses and guild

residuals are remitted to the Partnership.  During the six

month period ended June 30, 1997, the Partnership recognized net revenue from syndicated television of $20,000. During

the six month period ended June 30, 1997, the Partnership

received a cash payment of $20,000 representing net revenues from syndicated television.

(e)  Interest Receivable

    During the six month period ended June 30, 1997, the

Partnership received interest payments of $143,000 with

respect to audits of the Film's domestic consumer video

revenues.

3.  Payable to HBO

    The payable to HBO at June 30, 1997 and December 31,
1996 (including

accrued interest) consists of the following amounts:



                                6/30/97     12/31/96

HBO Commitment                           $           $
                                   240,000     357,000
Print and Advertising              193,000     197,000
Expenditures
HBO Interest Recoupment (See
Note 4)                          4,410,000   4,251,000

Total                                    $           $
                                 4,843,000   4,805,000

(a)  HBO Commitment

    During the six month period ended June 30, 1997, an

aggregate of $204,000 (including interest) of the HBO

Commitments with respect to "Don't Tell Mom" and "Mom and

Dad Save the World" was repaid from net Foreign Distribution

Advances with respect to these Films.  In addition, interest was accrued in the amount of $81,000 for the six months

ended June 30, 1997.  Furthermore, the Partnership's Payable to HBO has increased by $6,000 for "Mom and Dad Save the

World."  This increase of $6,000 is offset by a

corresponding increase in the capitalized Motion Picture

Production Costs of this Film.  This adjustment was due to a change in the estimates of ultimate net foreign revenues as

of June 30, 1997.  It is currently anticipated that HBO will be unable to recoup the HBO Commitment in the amount of

$2,598,000 (down from $2,604,000) with respect to "Mom and

Dad Save the World."

(b)  Print and Advertising Expenditures

    During the six month period ended June 30, 1997, the

Partnership recognized $4,000 from the domestic theatrical

distribution of its Films, all of which has been applied to

the payable of print and advertising expenditures incurred

to date.

4.  Assured Return of Film Investment Payment and the HBO

Interest Recoupment

    Based on the anticipated performance of each of the

four Films in release at June 30, 1997, it is expected that

HBO will be required to make an Assured Return of Film

Investment Payment ("ARFIP") with respect to each of these

Films other than "Don't Tell Mom".  Accordingly, $22,036,000

(amount present valued) was recorded by the Partnership as a receivable from HBO in the accompanying financial statements as of June 30, 1997.

    With respect to any Film for which an ARFIP is made,

HBO will be thereafter entitled to receive from the

Partnership any additional revenues received by the

Partnership with respect to that Film until the entire

amount of such ARFIP has been recouped by HBO.  If HBO has

not recouped the ARFIP for a Film, the Partnership will be

required to pay to HBO an amount (the "HBO Interest

Recoupment") equal to the lesser of: (a) the sum of the

unrecouped ARFIP and the non-standard television residuals

for such Film or (b) the Per Film Interest (as defined

below).  "Per Film Interest" represents the interest income

earned on Partnership funds awaiting investment in Films

divided by the four Partnership Films.  Accordingly, an HBO

Interest recoupment in the amount of $4,410,000 (amount

present valued) has been recorded by the Partnership and

included in the Payable to HBO in the accompanying financial statements as of June 30, 1997.  The HBO Interest Recoupment is payable not later than thirty days after the date on

which the ARFIP for the last film shall be payable.  See

also Current Operations.

5.  Payable to General Partners

    A portion of the Production and Overhead Fee is paid to

the General Partners in accordance with a set schedule.

Interest accrues on the balance at a rate equal to the

interest rate earned by the Partnership on the short-term

investment of its funds.  Accordingly, as of June 30, 1997,

$496,000 is recorded as a Payable to General Partners in the accompanying financial statements.

6.  Supplemental Disclosure of Cash Flow Information

    The Partnership paid $66,000 and $15,000 of interest in

the six months ended June 30, 1997 and 1996, respectively.

7.  Current Operations

    The Partnership has financed four Films.  All of these

Films have completed their domestic theatrical and video

releases and are being distributed in various ancillary

media.  No other films will be financed by the Partnership.

    During the six months ended June 30, 1997, the

Partnership recognized net revenue in the amounts of $4,000,

$218,000, $25,000, $178,000 and $20,000 with respect to the

domestic theatrical, foreign, network television, net

domestic video and domestic syndication markets,

respectively, of its Films.  During the six months ended

June 30, 1997, the third party participation expense for

"Don't Tell Mom" was increased by $21,000 thereby decreasing the Partnership's net revenue for the period.

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

HBO has indicated a willingness to purchase the rights of the

Partnership in the Films and in connection with such a purchase

HBO has also indicated a willingness to accelerate its payment of the full amount of the Assured Return of Film Investment Payments otherwise due in 1998 and 1999 to 1997. Should such an

acceleration occur, the Administrative General Partner has

indicated a willingness likewise to accelerate the payment by the

Partnership to HBO of the HBO Interest Recoupment which also would be otherwise due in 1999.  It is contemplated that the purchase of the Films and the accelerated payment of the ARFIPs and the HBO Interest Recoupment would occur on or about September

30, 1997.  In order to facilitate these possible steps, the

process of obtaining the appraisals of the Films required by the terms of the limited partnership agreement has commenced.  HBO has indicated that its final decision to purchase the Films and make the accelerated payment of the ARFIPs will depend on the results of the appraisals, HBO's assessment of contingent

liabilities under litigation with respect to the Partnership and

HBO and certain other matters.  HBO is not bound to purchase the

Films or to accelerate payment of the ARFIPs and there can be no assurance that it will do so.  If  HBO determines to proceed and if the Partnership accepts an offer by HBO to purchase the Films and accelerate the payment of the ARFIPs, the Partnership, under the direction of the Administrative General Partner, would then

take steps to wind-up its business.   Following that process and

the establishment of appropriate reserves for all remaining

obligations of the Partnership, a distribution of the

Partnership's assets would be made to the Partners.  This

distribution would be expected to be made as soon as practicable following the dissolution of the Partnership.  Should HBO

determine not to proceed with such purchase and acceleration,

provisions shall be made, as necessary, prior to September 30,

1997 for the establishment of a trust for the purpose, among others, of receiving and distributing the ARFIPs in accordance with the limited partnership agreement.

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

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results

    of Operations

a.  Financial Condition

   As of June 30, 1997, the Partnership held cash and cash

equivalents of $3,109,000 and short-term investments of

$1,492,000.

   The Partnership invested in the production of four Films.

As of June 30, 1997, an aggregate of $98,389,000 (including

the HBO Commitments) had been incurred toward the production and theatrical release of these Films.

   As is required by its limited partnership agreement, the

Partnership will dissolve at the expiration of its term on

September 30, 1997, and the Partnership Assets shall

thereupon be liquidated and distributed in accordance with

such agreement.  HBO has indicated a willingness to purchase the rights of the Partnership in the Films and in connection with such a purchase HBO has also indicated a willingness to accelerate its payment of the full amount of the Assured

Return of Film Investment Payments otherwise due in1998 and

1999 to 1997.  Should such an acceleration occur, the

Administrative General Partner has indicated a willingness

likewise to accelerate the payment by the Partnership to HBO of the HBO Interest Recoupment which also would be otherwise due in 1999.  It is contemplated that the purchase of the

Partnership Films and the accelerated payment of the ARFIPs

and the HBO Interest Recoupment would occur on or about

September 30, 1997.  In order to facilitate these possible

steps, the process of obtaining the appraisals of the Films

required by the terms of the limited partnership agreement

has commenced.  HBO has indicated that its final decision to purchase the Films and make the accelerated payment of the

ARFIPs will depend on the results of the appraisals, HBO's

assessment of contingent liabilities under litigation with

respect to the Partnership and HBO and certain other

matters.  HBO is not bound to purchase the Films or to

accelerate payment of the ARFIPs and there can be no

assurance that it will do so.  If  HBO determines to proceed and if the Partnership accepts an offer by HBO to purchase

the Films and accelerate the payment of the ARFIPs, the

Partnership, under the direction of the Administrative

General Partner, would then take steps to wind-up its

business.   Following that process and the establishment of

appropriate reserves for all remaining obligations of the

Partnership, a distribution of the Partnership's assets

would be made to the Partners.  This distribution would be

expected to be made as soon as practicable following the

dissolution of the Partnership.  Should HBO determine not to proceed with such purchase and acceleration, provisions

shall be made, as necessary, prior to September 30, 1997 for the establishment of a trust for the purpose, among others,

of receiving and distributing the ARFIPs in accordance with

the limited partnership agreement.

   Prior to the receipt of the ARFIP receivable, no

significant cash outlays are expected to be made by the

Partnership other than its operating expenses and the

satisfaction of the Partnership's payables to HBO (except

for the HBO Interest Recoupment).  Subsequent to the receipt of the ARFIPs, which in the absence of acceleration is

anticipated to occur  in 1998 and 1999, additional cash

outlays are expected to be made to HBO for payment of the

HBO Interest Recoupment, as well as to pay the Partnership's operating expenses and to make distributions to partners.

     As of June 30, 1997, the Partnership's net payable to

HBO totaled $4,843,000.  Of this amount, $4,410,000 relates

to the HBO Interest Recoupment which is not payable until

one month after the last ARFIP proceeds are received from

HBO.  Based on current estimates of ultimate net revenues,

it is anticipated that the remainder of the payable to HBO

at June 30, 1997 will be substantially repaid to HBO within

the next two years subject to acceleration as provided

above.

     Since the Partnership is not anticipating significant

future revenues (other than those used to repay HBO) until

the Assured Return of Film Investment Payments are received

from HBO, the Partnership's future operating expenses are

expected to be met from current cash and short-term

investments.  Management believes that whether or not an

acceleration of the ARFIP payments occur the cash and short-

term investments held at June 30, 1997 are sufficient to

meet its liquidity needs without the need to obtain external financing from a third party or its General Partners.  Cash

distributions will be made only as significant cash becomes

available from the exploitation of the Films in excess of

the payables due to HBO or as the Assured Return of Film

Investment Payments are received from HBO.

b.  Results of Operations

   For the three month period ended June 30, 1997, the

Partnership recorded net revenue of $161,000 due primarily

to the performance of its Films in the foreign markets and

domestic consumer video markets.  For the three months ended

June 30, 1997, the Partnership recorded an increase in the

Assured Return of Film Investment Payment of $238,000

primarily due to a decrease in the discount period.  The

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

   For the six month period ended June 30, 1997, the

Partnership recorded net revenue of $424,000 due primarily

to the performance of its Films in the foreign markets and

domestic consumer video markets.  For the six months ended

June 30, 1997, the Partnership recorded an increase in the

Assured Return of Film Investment Payment of $496,000 due

primarily to a decrease in the discount period.  The

Partnership recorded HBO Interest Recoupment expense of

$159,000 due primarily to the decrease in the discount

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

Partnership recorded HBO Interest Recoupment expense of

$130,000 due primarily to the decrease in the discount

period.

                  PART II-OTHER INFORMATION

Item 1.      Legal Proceedings

     On August 14, 1995 a lawsuit styled as a class action was filed by two holders of
     Cinema Plus limited partnership units in the United
     States District Court of the Western District of
     Pennsylvania against HBO Film Management, Inc. and
     Entertainment Finance Services, Inc., the general partners of Cinema Plus, Home Box Office, Inc., and
     Kidder, Peabody & Co., Incorporated and Smith Barney
     Inc., two of the underwriters of the original sale of limited partnership units of Cinema Plus. Cinema Plus has not been named as a defendant in the lawsuit. The lawsuit alleges various violations of law by the defendants in connection with the original sale of limited partnership units of Cinema Plus and the subsequent operation of Cinema Plus. The action was dismissed on March 4, 1996. On March 20, 1996 the plaintiffs filed a Notice of Appeal in the Third
     Circuit Court of Appeals. Oral argument before the Third Circuit Court of Appeals was heard on October 3,
     1996 The defendants believe the lawsuit to be without merit and are vigorously defending it.

Item 2.  Changes in Securities
     None

Item 3.Defaults Upon Senior Securities
     None

Item 4.Submission of Matters to a Vote of Security Holders
     None

Item 5.      Other Information
     None

Item 6.Exhibits and Reports on Form 8-K
     A).  Exhibits

                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER

                  27                 Financial Data Schedule

     B).  The Partnership did not file any reports on Form 8-
K during the quarter                           ended June
30, 1997.

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


                              CINEMA PLUS, L.P.
                              a Delaware Limited Partnership

                              By:     Entertainment Finance
Services, Inc.,
                                         as Administrative
General Partner




August 12, 1997               By:  /s/ Bradley J. Wechsler
     Date                          Bradley J. Wechsler
                                   President